Form 10-K
period 1994-01-31
HOUSE OF FABRICS INC/DE/
filed 1994-05-16
CIK 315125

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the fiscal year ended January 31, 1994  Commission file number 1-7927
                            ----------------                         ------

                            HOUSE OF FABRICS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                           95-3426136
  --------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  13400 Riverside Drive, Sherman Oaks, California              91423-2598
  -----------------------------------------------         -------------------
      (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including area code         (818) 995-7000
                                                          -------------------

      Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                            on which registered
      -------------------                          -----------------------

      Common stock, $.l0 par value                  New York Stock Exchange
                                                    Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                  ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past ninety (90) days. Yes X    No ___
                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT. (Estimated solely for purpose of this cover page. Only market value of shares held by officers, directors and 5% stockholders have been excluded.)
                       $68,328,384 as of May 12, 1994
- - --------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Common stock, $.l0 par value; outstanding 13,697,107 shares as of May, 12, 1994.
- - --------------------------------------------------------------------------------

LIST HEREUNDER DOCUMENTS INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED.

      Portions of the 1994 Annual Report to Stockholders         Part II
- - --------------------------------------------------------------------------------

      Portions of the 1994 Proxy Statement                       Part III
- - --------------------------------------------------------------------------------

                      HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                   Documents Incorporated by Reference and Index

                                                       Page Number
                                          ___________________________________
                                           1994 Annual
                                            Report to    1994 Proxy  Included
                                          Stockholders*  Statement*   Herein
                                          -------------  ----------  --------
             PART I
             ------

    Item 1.  Business                                                   1-4
    Item 2.  Properties                                                   5
    Item 3.  Legal Proceedings                                            5
    Item 4.  Submission of Matters to a
             Vote of Security Holders                                     5

             PART II
             -------

    Item 5.  Market for the Registrant's     "Financial Highlights
             Common Stock and Related        and Corporate
             Stockholder Matters             Listings Pages"              6
    Item 6.  Selected Financial Data                7                     6
    Item 7.  Management's Discussion and
             Analysis of Operations and
             Financial Condition                 8-10                     6
    Item 8.  Financial Statements and
             Supplementary Data                                           6
                Consolidated Statements of
                  Operations For the Years
                  Ended January 31, 1994,
                  1993 and 1992                    11
                Consolidated Balance Sheets
                  as of January 31, 1994
                  and 1993                         12
                Consolidated Statements of
                  Cash Flows For the Years
                  Ended January 31, 1994,
                  1993 and 1992                    13
                Consolidated Statements of
                  Stockholders' Equity For
                  the Years Ended January
                  31, 1994, 1993 and 1992          11
                Notes to Consolidated
                  Financial Statements          14-18
                Independent Auditors' Report       19

                                                       Page Number
                                          ___________________________________
                                           1994 Annual
                                            Report to    1994 Proxy  Included
                                          Stockholders*  Statement*   Herein
                                          -------------  ----------  ---------

    Item 9.   Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure                                    6

              PART III
              --------

    Item 10.  Directors and Executive
              Officers of the Registrant                    3,10        7-8
    Item 11.  Executive Compensation                        5-8           9
    Item 12.  Security Ownership of Certain
              Beneficial Owners and
              Management                                      2           9
    Item 13.  Certain Relationships and
              Related Transactions                            4           9

              PART IV
              -------

    Item 14.  Exhibits, Financial Statement
              Schedules and Reports on
              Form 8-K                                                 10-13

              Independent Auditors' Report                               14

              Independent Auditors' Consent                              15

              Signatures                                                 16


            *Portions of which are incorporated herein by reference.

                                    PART I

       Item 1.   Business
       ------------------

                 House of Fabrics, Inc. ("Company") is one of the largest retailers of home sewing products in the United States, with 556 Company-owned super stores in 40 states selling medium priced fabrics, crafts, notions, and sewing machines.

                 The Company was incorporated in 1946 and has been in the retail fabric and notions business since that date. In the fiscal year ended January 31, 1994, the Company's sales consisted of fabrics, sold by the yard and used principally for clothing, home decorating and crafts (49.7%), sewing notions and accessories (29.5%), crafts (15.2%) and sewing machines and related accessories (5.6%). Needlecrafts and sewing machines are sold in substantially all of the Company's stores.

                 In July, 1991, the Company acquired Fabricland, Inc. ("Fabricland") a specialty retailer of fabrics, sewing notions, yarns and crafts. Fabricland currently operates in the seven western states and Alaska.

                 All of the Company's stores located west of the Rocky Mountains are operated under the name "House of Fabrics", "Fabricland" or "Fabric King". Its stores in other states are operated under the name "So-Fro Fabrics" or "House of Fabrics". The Company operates substantially all of its stores in leased premises and does not engage in any franchising activity. Until 1984, the Company's stores averaged approximately 4,200 square feet and were located principally inside neighborhood and regional shopping centers. In 1984, the Company commenced operation, in freestanding and shopping center locations, of large-sized stores which range in size between 10,000 and 29,000 square feet and are called "super stores". It currently operates 556 super stores and expects substantially all of its future store openings to be super stores.

                 The Company purchases finished goods directly from mills and manufacturers and has facilities in South Carolina for processing and warehousing merchandise for distribution to its stores.

                 The Company's executive offices are located at 13400 Riverside Drive, Sherman Oaks, California 91423-2598, and its telephone number is (818) 995-7000.

       Retail Stores

                 The Company locates its stores primarily in cities with populations in excess of 25,000. Until 1984 the Company's stores averaged approximately 4,200 square feet and were located principally inside neighborhood and regional shopping centers. In 1984 the Company began to open super stores in freestanding and shopping center locations, and at January 31, 1994 operated 556 super stores.

                 Effective September 1, 1993, the Board of Directors approved a plan of restructuring ("the Plan") to close the Company's remaining mall stores and embark on a new merchandising strategy. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the then 110 remaining mall stores (89 remaining at January 31, 1994). The mall stores are scheduled for closure over a three year period, although the Company expects the majority of the stores to be closed in the first twenty-four months. Thus, operating information reported after September 1, 1993 excludes mall stores.

                Information with respect to the number of super stores operated by the Company for each of the last three years is set forth below.

                             Number of Super Stores

    Year
   Ended
   Jan 31           Opened                Closed                 Total
   ------           ------                ------                 -----
   1994                31                   21                    556
   1993                91                   10                    546
   1992               138                    7                    465

                 Total super store rental expense for the fiscal year ended January 31, 1994 was $58,809,332. This includes fixed minimum monthly rental, additional percentage rent based on gross store sales, and real estate taxes. The average annual rental expense and related occupancy costs for super stores in operation during the fiscal year was approximately $157,564 per store.

                 The terms of the Company's leases range from month-to-month to 20 years. Most new leases are for a term of 10 to 15 years. Of the current leases, 63 expire in fiscal year ending 1999 or sooner.

                 Each store has a manager, an assistant manager and a number of full-time and part-time personnel averaging 25 per super store. District sales managers are each responsible for supervising approximately 15 stores, and report to one of the Company's regional sales supervisors who in turn report to the Executive Vice President - Store Operations. Almost all district sales managers, and regional sales supervisors are former store managers.

       Fabrics and Notions
       -------------------

                 All super stores carry a fabric inventory for apparel and non-apparel use, which includes cottons, rayons, synthetics, woolens, silks and laces. Each super store also sells notions, including threads, zippers, patterns, buttons, sewing accessories and ornamentations. Super stores also carry basic non-seasonal merchandise as well as stylized seasonal inventory purchased for the spring and fall seasons. The Company's policy is to avoid carrying stylized seasonal fabrics over to the following season and at the end of each season such fabrics are normally marked down and sold.

                 The Company's inventory level at any time reflects the Company's philosophy of providing the customer with a wide variety of products from which to choose. In addition the Company's emphasis on customer satisfaction allows the customer to return any merchandise purchased. Returns, however, are not significant. The Company makes sales for cash, check, or credit card, and consequently offers no credit terms. Inventory levels tend to build slightly during the second and third quarters in anticipation of somewhat greater third and fourth quarter sales. This growth is financed through debt provided by the Company's credit agreement.


       Sewing Machines
       ---------------

                 The Company became an authorized dealer for the sale of Singer sewing machines and related accessories upon Singer's withdrawal in 1980 from direct retailing of sewing machines in the United States. The Company has become Singer's largest retail sewing machine dealer in the United States. The Company sells sewing machines in substantially all of its super stores.

                 The Company's agreement with Singer is not exclusive, and Singer has retained the right to sell its products directly and to other retailers. The Company has the right to use the Singer trademarks to identify and advertise Singer products offered at its stores, and to participate in Singer's cooperative advertising programs. The agreement continues for one-year periods until terminated. The Company believes that if its Singer dealerships were terminated, it would be able to make alternative arrangements for sewing machine products to sell.

       Crafts
       ------

                 The Company established craft departments in selected stores in 1981, and substantially all its super stores now operate a craft department offering a diverse selection of products ranging from soft crafts to hard-line crafts, including florals, garment embellishments, needlework kits, needlepoint kits, yarn and seasonal gifts.

       Processing and Suppliers
       ------------------------

                 The Company purchases fabrics directly from mills, principally in the United States, and processes the purchased fabrics at its facility in Mauldin, South Carolina (see "Properties"). The fabrics are generally received in bulk, unrolled and inspected, cut into 10 to 25-yard lengths, and rolled on fabric boards and packaged for shipment to stores. Substantially all notions sold by the Company are purchased directly from manufacturers. The Company maintains a fleet of tractors and trailers for delivering inbound freight to the Company's Mauldin facility and distributing merchandise to some of its super stores. The Company's fleet handles approximately 40% of total store deliveries and 70% of inbound bulk fabric freight. When possible, the Company seeks freight from third parties in connection with return trips to South Carolina, to minimize non-productive fleet travel.


                 The Company has no long-term contracts for the purchase of merchandise and purchases no more than 10% of its merchandise from any one supplier. The Company is one of the largest purchasers of fabrics in the United States and has never experienced difficulty in obtaining satisfactory supplies of merchandise. Merchandise is purchased from suppliers on negotiated credit terms, which the Company believes are typical for the industry.


       Competition
       -----------

                 The retail fabric, notion, sewing machine and craft businesses are highly competitive. In selling fabric, notions and crafts, the Company competes with other national, regional, and local retail fabric, craft and department stores. Competition in the fabric, notions and craft businesses is based primarily on location, product selection, quality, price and personal service. In selling sewing machines, the Company competes with department store chains and other independent dealerships (including independent Singer dealerships). While the Company is currently the largest Singer dealer in the United States, and most other fabric and notions retailers do not offer sewing machines, several of the Company's major home sewing competitors also are Singer dealers. Competition in the sewing machine business is based primarily on product, quality, price and service.

       Employees
       ---------

                 As of January 31, 1994, the Company had approximately 12,580 employees, of whom approximately 11,910 were engaged in retail sales. Approximately 9,020 of these sales employees worked on a part-time basis. The number of Company employees increases during peak seasons. The Company has never experienced a work stoppage and no employees are covered by a collective bargaining agreement.

       Item 2.   Properties
       --------------------

                 The Company's executive offices are located in a 72,000 square foot building in Sherman Oaks, California owned by the Company. The Company has leased approximately 26,103 square feet that it does not occupy to non-affiliated tenants.

                 House of Fabrics of South Carolina, Inc., a wholly-owned subsidiary of the Company owns and leases parcels of land totaling approximately 28 acres from the County of Greenville, in Mauldin, South Carolina. The remaining lease is for a 20-year term ending in 1998. A 550,000 square foot warehouse and processing facility has been constructed on the properties, which was expanded by the addition of 240,000 square feet completed in July, 1993. The Company has guaranteed all obligations of the subsidiary under the lease. At the end of the lease term, the subsidiary has the right to acquire fee title to the remaining property at a nominal price. To finance the purchase of the land and construction of the plant, Greenville County issued three series of industrial revenue bonds in the aggregate principal amount of $4,750,000. One bond matured in 1989 and another in 1992. The remaining bond matures in fiscal 1998. The interest rate on the industrial bond is 7% per annum. The lease provides (1) for annual payment of $125,000 which payment is sufficient to pay all interest on and to redeem the bond by the end of the lease term, and (2) for the Company to pay all taxes.

                 The Company owns a warehouse in Portland, Oregon, that is not used by the Company. A portion of that warehouse is currently leased to a third party. The Company is actively pursuing the sale of this property.

                 The Company's leases for retail stores are described in leased facilities under "Business - Retail Stores."

       Item 3.   Legal Proceedings
       ---------------------------

                 There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

       Item 4.   Submission of Matters to a Vote of Security Holders
       -------------------------------------------------------------

                 No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

       Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
       --------------------------------------------------------------

                 This information is included on the "Financial
       Highlights" and "Corporate Listings" pages of the 1994 Annual Report to Stockholders and is incorporated by reference herein. The Company's common stock is traded on the New York Stock
       Exchange and Pacific Stock Exchange.

       Item 6.   Selected Financial Data
       ---------------------------------

                 This information is included on page 7 of the 1994 Annual Report to Stockholders and is incorporated by reference herein.

       Item 7. Management's Discussion and Analysis of Operations and Financial Condition
       ------------------------------------------------------------

                 This information is included on pages 8 through 10 of the 1994 Annual Report to Stockholders and is incorporated by reference herein.

       Item 8.   Financial Statements and Supplementary Data
       -----------------------------------------------------

                 This information is included on pages 11 through 18 of the 1994 Annual Report to Stockholders and is incorporated by reference herein.

       Item 9.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure
       ----------------------------------------------------------

                 NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
- - ------------------------------------------------------------

          The information regarding directors is included on page
3 of the Company's 1994 Proxy Statement and is incorporated by reference herein.


Executive Officers of Registrant
- - --------------------------------

       Name               Age                Position and Office
       ----               ---                -------------------
    Barney Sofro           52     Chairman of the Board, and a Director
                                  since 1970.

    Gary L. Larkins        51     President and Chief Executive Officer,
                                  and a Director since 1978.

    Donald R. Ardemagni    61     Executive Vice President - Buying since
                                  1988.

    James R. Hartwig       49     Executive Vice President - Store
                                  Operations and Merchandising since 1990.
                                  From 1986 to 1990 he was Vice President -
                                  Store Operations and Merchandising.

    Doyle W. Parker        45     Executive Vice President - Craft Buying
                                  since December, 1993 and  Vice President
                                  - Craft Buying since April, 1993.  Prior
                                  to that he was a craft buyer at Wal-Mart
                                  Inc.

    Donald W. Boyer        47     Sr. Vice President - Chief Financial
                                  Officer and Controller since December,
                                  1993.  He was Vice President - Controller
                                  from 1990 to 1993 and from 1988 to 1990
                                  he was Controller.

    Marvin S. Maltzman     57     Sr. Vice President - Administration,
                                  Secretary and General Counsel since
                                  December, 1993;  Vice President,
                                  Secretary and General Counsel from 1980
                                  to 1993, and a Director since 1991.


    Richard H.Shelton III  50     Sr. Vice President - Warehouse and
                                  Distribution since December, 1993.  Vice
                                  President - Warehouse and Distribution
                                  from 1988 to 1993.


    James C. Webb          50     Sr. Vice President - Real Estate  since
                                  December, 1993.  Prior to that was Vice
                                  President - Real Estate.

    L. Jay Bowen           47     Vice President - Notions.

    Edward L. Chow         55     Vice President - Chief Information
                                  Officer.

    Pamela M. Hicks        38     Vice President - Internal Audit and
                                  Shortage Control since 1993.  From 1991
                                  to 1993 she was Divisional Vice President
                                  and Assistant Controller at Robinsons
                                  Department Stores, and from 1987 to 1991
                                  she was Divisional Vice President,
                                  Accounts Payable at Emporium Department
                                  Stores.

    Jeffrey L. Higgins     47     Vice President - Retail Sales since 1993.
                                  From 1990 to 1993 he was Vice President -
                                  Store Operations,  Prior to that he was
                                  Director of Store Operations.

    Reva J. Johnson        46     Vice President - Advertising since 1990.
                                  From 1988 to 1990 she was Director of
                                  Advertising.

    Kimberly S. Mitchell   33     Vice President - Merchandising since
                                  November, 1993.  District Sales Manager
                                  from 1987 to 1993, and prior to that
                                  Assistant Regional Manager.

    F. Douglas Trovato     45     Vice President - Buying since April,
                                  1993.  Prior to that he was Vice
                                  President - Craft Buying.

    Paul A. Waalkes        39     Vice President - Construction since 1993,
                                  and Director of Construction since 1992.
                                  Prior to that he was Vice President and
                                  General Manager of P.J. Caroll & Co. Inc.

    Rita M. West           55     Vice President - Sewing Machine
                                  Operations since 1992.  Prior to that she
                                  was Vice President - Sewing Machine Sales
                                  and Promotions.

Disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, is contained on page 10 of the Company's 1994 Proxy Statement and is incorporated by reference herein.

Item 11.  Executive Compensation
- - --------------------------------

      This information is included on pages 5 through 7 of the Company's 1994 Proxy Statement and is incorporated by reference herein.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
- - ------------------------------------------------------------------------

      This information is included on page 2 of the Company's 1994 Proxy Statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
- - --------------------------------------------------------

      This information is included on page 4 of the Company's 1994 Proxy Statement and is incorporated by reference herein.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- - -------------------------------------------------------------------------

          (a) The following documents are filed as a part of this report.

          1.     All financial statements;

                 See Item 8 on page 6 of this report.

          2. Financial Statements Schedules For the years ended January 31, 1994, 1993 and 1992 are on pages 11 to 15 of this report.

          3.     Independent Auditors' Report.

          4.     Independent Auditors' Consent.

          Schedules not included, and individual Financial
Statements of the Company have been omitted as not applicable, not required, or the information required is included in the financial statements or notes thereto.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended January 31, 1994.

         (c)     Exhibits (Attached to Complete Copies)

         Exhibit 3(a)          Second Amendment to Amended and
                               Restated Revolving Credit
                               Agreement, and Limited Waiver dated
                               March 22, 1994.

         Exhibit 3(b)          Third Amendment to Amended and
                               Restated Revolving Credit Agreement
                               dated May 13, 1994.

             Exhibit 13 -      1994 Annual Report to Stockholders*

             Exhibit 22 -      Subsidiaries of the Registrant

             Exhibit 28 -      Additional Exhibits

         * The 1994 Annual Report to Stockholders, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

                                                                     SCHEDULE II

                    HOUSE OF FABRICS, INC. AND SUBSIDIARIES
                     NOTES RECEIVABLE - EXECUTIVE OFFICERS
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


- - ----------------------------------------------------------------------------------------------
                             BALANCE AT                             AMOUNT         BALANCE AT
NAME OF DEBTOR                1/31/91             ADDITIONS        COLLECTED         1/31/92
- - ----------------------------------------------------------------------------------------------
Jim Heaton                  $297,602.00          $  4,970.00      $302,572.00               --
Jim Webb                    $ 70,219.00          $  1,028.00      $ 71,247.00               --
Gary Bunch                  $176,168.00          $  2,942.00      $179,110.00               --
Jay Bowen                   $236,582.00          $  2,641.00      $239.223.00               --
Barney Sofro                $142,638.00          $312,920.00               --      $455,558.00
- - ----------------------------------------------------------------------------------------------
Total                       $923,209.00          $324,501.00      $792,152.00      $455,558.00
==============================================================================================

                             BALANCE AT                             AMOUNT         BALANCE AT
NAME OF DEBTOR                1/31/92             ADDITIONS        COLLECTED         1/31/93
- - ----------------------------------------------------------------------------------------------
Barney Sofro                $455,558.00          $20,707.00                --      $476,265.00
- - ----------------------------------------------------------------------------------------------
Total                       $455,558.00          $20,707.00                --      $476,265.00
==============================================================================================

                             BALANCE AT                             AMOUNT         BALANCE AT
NAME OF DEBTOR                1/31/93             ADDITIONS        COLLECTED         1/31/94
- - ----------------------------------------------------------------------------------------------
Barney Sofro                $476,265.00          $13,496.00                --      $489,761.00
- - ----------------------------------------------------------------------------------------------
Total                       $476,265.00          $13,496.00                --      $489,761.00
==============================================================================================

NOTE: The loans are for a period of 12 months at an interest rate equal to the Applicable Federal Rate adjusted quarterly. Loans are secured by a pledge of the underlying Stock Certificates.

                                                                     Schedule IX
                         HOUSE OF FABRICS, INC., AND SUBSIDIARIES

                                   SHORT-TERM BORROWINGS

                    FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992

       ___________________________________________________________________________________________________________________________

         CATEGORY OF                        BALANCE          WEIGHTED        MAXIMUM AMOUNT    AVERAGE AMOUNT    WEIGHTED
       AGGREGATE SHORT-                     AT END       AVERAGE INTEREST      OUTSTANDING       OUTSTANDING     AVERAGE
       TERM BORROWINGS                     OF PERIOD           RATE            DURING THE        DURING THE      INTEREST
                                                                               PERIOD (1)        PERIOD (2)        (3)
       ___________________________________________________________________________________________________________________________
       YEAR ENDED JANUARY 31, 1992        $39,142,000          5.0%           $ 62,448,000      $ 39,801,000       6.8%
       ___________________________        ===========          ====           ============      ============       ====
       NOTES PAYABLE TO BANK



       YEAR ENDED JANUARY 31, 1993        $79,403,000          4.5%           $126,488,000      $ 95,680,000       4.5%
       ___________________________        ===========          ====           ============      ============       ====
       NOTES PAYABLE TO BANK


       YEAR ENDED JANUARY 31, 1994       $143,000,000          6.5%           $153,852,000      $119,340,000       5.0%
       ___________________________       ============          ====           ============      ============       ====
       NOTES PAYABLE TO BANK
       ___________________________________________________________________________________________________________________________

                   (1) The maximum amount outstanding during the period is based on daily balances.
                   (2) The average amount outstanding during the period is based on daily weighted averages of outstanding short-term borrowings.
                   (3) This rate is computed by dividing interest on short-term borrowings by average short-term debt outstanding during the period.


                                                                      Schedule X



                   HOUSE OF FABRICS, INC., AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


_______________________________________________________________________________

                                                YEAR ENDED JANUARY 31,
                                           1994          1993          1992
                                             CHARGED TO COSTS AND EXPENSES
_______________________________________________________________________________

MAINTENANCE AND REPAIRS                 $11,789,000   $10,489,000   $ 9,470,000
                                        ===========   ===========   ===========

ADVERTISING COSTS                       $17,748,000   $18,061,000   $11,655,000
                                        ===========   ===========   ===========


NOTE: Amounts for taxes other than payroll and income taxes are not presented, as such amounts are less than 1% of total sales for 1994, 1993 and 1992. The Company pays no royalties.

                         INDEPENDENT AUDITORS' REPORT


                            House of Fabrics, Inc.:


We have audited the consolidated financial statements of House of Fabrics, Inc. and subsidiaries as of January 31, 1994 and 1993, and for each of the three years in the period ended January 31, 1994, and have issued our report thereon dated May 13, 1994; such financial statements and report are included in your fiscal 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of House of Fabrics, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche

May 13, 1994

                         INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-39467, 33-21965 and 33-46308 of House of Fabrics, Inc. on Form S-8 of our reports dated May 13, 1994, appearing in and incorporated by reference in the Annual Report on Form 10-K of House of Fabrics, Inc. for the year ended January 31, 1994.

Deloitte & Touche

May 13, 1994

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HOUSE OF FABRICS, INC.

   May 16, 1994                            By /s/ Barney Sofro
                                              ----------------------
                                               Barney Sofro
                                               Chairman of the Board




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                Capacity


   /s/ Barney Sofro          Chairman of the Board &          May 16, 1994
   ----------------------
   Barney Sofro              Director


   /s/ Gary L. Larkins       President, Chief Executive       May 16, 1994
   ----------------------
   Gary L. Larkins           Officer and Director


   /s/ Daniel Greenberg      Director                         May 16, 1994
   ----------------------
   Daniel Greenberg


   /s/ Marvin S. Maltzman    Sr. Vice President, Secretary,   May 16, 1994
   ----------------------
   Marvin S. Maltzman        General Counsel and Director


   /s/ James J. McMorrow     Director                         May 16, 1994
   ----------------------
   James J. McMorrow


   /s/ Phillip G. Samovar    Director                         May 16, 1994
   ----------------------
   Phillip G. Samovar


   /s/ Donald W. Boyer       Sr. Vice President, Chief        May 16, 1994
   ----------------------
   Donald W. Boyer           Financial Officer and
                             Controller