Form 10-Q
period 1994-04-30
HOUSE OF FABRICS INC/DE/
filed 1994-06-15
CIK 315125

                                  Form 10-Q

                     Securities and Exchange Commission
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


                      ---------------------------------



         For Quarter Ended April 30, 1994 Commission File No. 1-7927
                           --------------                     ------

                           House of Fabrics, Inc.
                           ----------------------

           (Exact Name of Registrant as specified in its charter)

               Delaware                            95-3426136
      -----------------------------      -----------------------------
      (State or other jurisdiction)      (I.R.S. Employer I.D. Number)

           13400 Riverside Drive, Sherman Oaks, CA          91423
           ---------------------------------------          -----

           Post Office Box 9110, Van Nuys, CA               91409
           ---------------------------------------          -----
           (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code (818) 995-7000
                                                         --------------

                                  No Change
     ------------------------------------------------------------------
            Former name, former address and former fiscal year,
                        if changed since last report.


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
        requirements for the past 90 days.  Yes  X     No
                                                ____      ____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at May 31, 1994
             Common Stock                      13,697,107 Shares
       -----------------------           ----------------------------

                           HOUSE OF FABRICS, INC.

                                    INDEX
                                    -----


                                                           PAGE NO.
                                                           --------
        Part I.  Financial Information


            Item 1.  Financial Statements


                 Consolidated Balance Sheet  April 30, 1994    3

                 Consolidated Balance Sheet  January 31, 1994  4

                 Consolidated Statements of Operations -
                 for the three months ended
                 April 30, 1994 and 1993                       5

                 Consolidated Statements of
                 Cash Flows - for the three months
                 ended April 30, 1994 and 1993                 6

                 Notes to Consolidated Financial Statements    7


            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                8 - 9


        Part II.  Other Information


            Signature                                          10

                  HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                               APRIL 30, 1994

                                 (Unaudited)

                                   ASSETS
                                   ------
         CURRENT ASSETS
              Cash                                        $  6,869,000
              Receivables                                    7,508,000
              Merchandise Inventories                      236,311,000
              Prepaid Expenses & Other Current Assets        4,290,000
              Refundable Income Taxes                       11,206,000
              Deferred Income Taxes                          4,538,000
                                                          ------------
              Total Current Assets                         270,722,000
                                                          ------------
         PROPERTY
              Land                                           1,729,000
              Buildings                                     14,403,000
              Furniture and Fixtures                        67,645,000
              Leasehold Improvements                        35,773,000
                                                          ------------
              Total                                        119,550,000

              Less Accumulated Deprec. & Amort.            (56,259,000)
                                                          ------------
              Property - Net                                63,291,000
                                                          ------------
         PROPERTY HELD FOR SALE                              2,709,000
                                                          ------------
         OTHER ASSETS                                          916,000
                                                          ------------
         GOODWILL - NET                                     39,944,000
                                                          ------------
         TOTAL ASSETS                                     $377,582,000
                                                          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
         CURRENT LIABILITIES
              Accounts Payable                            $ 50,199,000
              Notes Payable to Banks                       138,000,000
              Accrued Liabilities                           24,656,000
              Current Portion of Long-Term Debt              1,935,000
                                                          ------------
              Total Current Liabilities                    214,790,000
                                                          ------------
         DEFERRED INCOME TAXES                               3,111,000
                                                          ------------
         LONG-TERM DEBT                                      2,605,000
                                                          ------------
         OTHER LONG TERM LIABILITIES                         8,137,000
                                                          ------------
         STOCKHOLDERS' EQUITY
              Preferred Stock, $.10 Par Value;
                  Authorized, 1,000,000 Shares;
                  Outstanding, None
              Common Stock $.10 Par Value;
                  Authorized 29,000,000 Shares;
                  Issued 13,697,107 Shares;                  1,370,000
              Paid-In Capital                               46,880,000
              Retained Earnings                            100,689,000
                                                          ------------
              Total Stockholders' Equity                   148,939,000
                                                          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $377,582,000
                                                          ============

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                              JANUARY 31, 1994

                                 (Unaudited)

                                   ASSETS
                                   ------
         CURRENT ASSETS
              Cash                                        $  9,758,000
              Receivables                                    9,765,000
              Merchandise Inventories                      243,151,000
              Prepaid Expenses & Other Current Assets        5,601,000
              Refundable Income Taxes                       10,738,000
              Deferred Income Taxes                          4,538,000
                                                          ------------
              Total Current Assets                         283,551,000
                                                          ------------
         PROPERTY
              Land                                           1,729,000
              Buildings                                     14,403,000
              Furniture and Fixtures                        67,845,000
              Leasehold Improvements                        36,067,000
                                                          ------------
              Total                                        120,044,000
              Less Accumulated Deprec. & Amort.            (54,454,000)
                                                          ------------
              Property - Net                                65,590,000
                                                          ------------
         PROPERTY HELD FOR SALE                              2,740,000
                                                          ------------
         OTHER ASSETS                                          962,000
                                                          ------------
         GOODWILL - NET                                     40,212,000
                                                          ------------
         TOTAL ASSETS                                     $393,055,000
                                                          ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
         CURRENT LIABILITIES
              Accounts Payable                            $ 55,890,000
              Notes Payable to Banks                       143,000,000
              Accrued Liabilities                           26,565,000
              Current Portion of Long-Term Debt              1,963,000
                                                          ------------
              Total Current Liabilities                    227,418,000
                                                          ------------
         DEFERRED INCOME TAXES                               3,110,000
                                                          ------------
         LONG-TERM DEBT                                      2,862,000
                                                          ------------
         OTHER LONG TERM LIABILITIES                         9,256,000
                                                          ------------
         STOCKHOLDERS' EQUITY
              Preferred Stock, $.10 Par Value;
                  Authorized, 1,000,000 Shares;
                  Outstanding, None
              Common Stock $.10 Par Value;
                  Authorized 29,000,000 Shares;              1,370,000
                  Issued 13,697,107 Shares;
              Paid-In Capital                               46,880,000
              Retained Earnings                            102,159,000
                                                          ------------
              Total Stockholders' Equity                   150,409,000
                                                          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $393,055,000
                                                          ============

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND 1993

                                 (Unaudited)

                                               1994             1993
                                               ----             ----
         SALES                              $114,695,000     $127,981,000

         EXPENSES
              Cost of Sales                   62,168,000       67,690,000
              Store & Operating               44,194,000       51,402,000
              General and Administrative       7,217,000        8,509,000
              Interest                         2,688,000        1,185,000
              Intangible Amortization            366,000          323,000
                                            ------------     ------------
                        Total                116,633,000      129,109,000
                                            ------------     ------------

         (LOSS) BEFORE INCOME TAXES           (1,938,000)      (1,128,000)

         INCOME TAXES (BENEFIT)                 (468,000)        (435,000)
                                            ------------     ------------
         NET (LOSS)                         $ (1,470,000)    $   (693,000)
                                            ============     ============


         NET (LOSS) PER SHARE *                   $(0.11)           $(.05)
                                                   =====            =====


              * Net (loss) per share is computed based on average
                outstanding shares of common stock and common stock equivalents (13,697,107 shares in 1994 and 13,893,208 shares in 1993)





               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND 1993

                                 (Unaudited)

                                                          1994            1993
                                                          ----            ----
         Cash Flows from Operating Activities

             Net (Loss)                            ($1,470,000)    $  (693,000)
                                                   -----------     -----------
             Adjustments to Reconcile Net
               (Loss) to Net Cash Used for
               Operating Activities:
                 Depreciation and Amortization       2,837,000       2,747,000
                 Loss on Disposal of Fixed Assets      267,000         111,000

             Changes in Assets and Liabilities
                 Inventories                         6,840,000     (25,275,000)
                 Accounts Payable and
                   Accrued Liabilities              (7,599,000)     10,596,000
                 Reserve for Restructure            (1,039,000)             -
                 Prepaids and Other Assets           3,644,000      (1,462,000)
                 Refundable Income Taxes              (468,000)             -
                                                   -----------     -----------
                     Total Adjustments               4,482,000     (13,283,000)
                                                   -----------     -----------
             Net Cash Provided By (Used For)
                 Operating Activities                3,012,000     (13,976,000)
                                                   -----------     -----------
         Cash Flows from Investing Activities
             Capital Expenditures                     (616,000)     (5,499,000)
                                                   -----------     -----------
             Net Cash (Used For)
               Investment Activities                  (616,000)     (5,499,000)
                                                   -----------     -----------
         Cash Flows from Financing Activities
             Change in Net Borrowings Under Lines
               of Credit Agreements                 (5,000,000)     17,886,000
             Proceeds from Issuance of Stock                -          289,000
             Debt Repayment                           (285,000)       (283,000)
                                                   -----------     -----------
             Net Cash Provided by (Used for)
               Financing Activities                 (5,285,000)     17,892,000
                                                   -----------     -----------
         Net (Decrease) in Cash                     (2,889,000)     (1,583,000)
         Cash at Beginning of Period                 9,758,000       2,214,000
                                                   -----------     -----------
         Cash at End of Period                     $ 6,869,000     $   631,000
                                                   ===========     ===========

         Cash Paid During the Period for:
         Interest                                   $2,131,000      $1,240,000
         Taxes                                      $   92,000      $   95,000

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        1.  GENERAL

        The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of April 30, 1994 and the results of its operations and its cash flows for the three months ended April 30, 1994 and 1993.

        2.  NOTES PAYABLE TO BANKS

        On November 30, 1993, the Company renegotiated its existing three bank agreements (Bank of America and the original Bank Group, Bank of California, and the United States National Bank of Oregon) into one amended and restated credit agreement with Bank of America NT & SA as Agent Bank, and have further renegotiated with the Banks to amend the credit agreement as of May 13, 1994. Borrowings prior to May 13, 1994, under the Credit Agreement bear interest at rates equal to either the "Offshore Rate" (which is generally based on LIBOR) plus 2.5% through April 30, 1994, and 2.75% through May 13, 1994, or the "Base Rate" (which is generally based on the reference rate announced by the Bank of America) plus 1.50% through April 30, 1994, 1.75% through July 31, 1994, 2.00% through October 31, 1994, 2.25% through January 31, 1995 and 2.50% through May 31, 1995.

        Future borrowings under the renegotiated Credit Agreement dated May 13, 1994, will only bear interest at rates equal to the "Base Rate" plus 1.75% through July 31, 1994, 2.00% through October 31, 1994, 2.25% through January 31, 1995 and 2.50% through May 31, 1995.

        As of May 13, 1994, the Credit Agreement provides for maximum, borrowings of $150,000,000, which is reduced to $140,000,000 on October 31, 1994, and further reduced to $130,000,000 on January 31, 1995. Borrowings are also limited to a specified percentage of eligible inventory ranging from 64% to 60% through August 31, 1994 and 55% thereafter. Available borrowings are also subject to further reductions upon the occurrence of certain future events that would result in mandatory repayments of amounts borrowed. The Credit Agreement expires on May 31, 1995. The amount of available unused borrowings at April 30, 1994 is $3,800,000. As of April 30, 1994, $138,000,000 was outstanding under the Credit Agreement.

        Borrowings under the Credit agreement are secured by substantially all assets of the Company, excluding property. The Credit Agreement imposes monthly, quarterly and annual financial covenants requiring the Company to maintain certain liquidity, leverage and interest coverage ratios and achieve certain levels of tangible net worth. In addition, the Credit Agreement prohibits the payment of dividends and restricts the level of capital expenditures.

        The bank has asserted that the Company is currently not in compliance with one of its non financial ratio covenants. The Company is having discussions with the bank regarding this matter. To date no formal default proceedings have been instituted by the bank.

                   HOUSE OF FABRICS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATION
                            --------------------

        THREE MONTHS ENDED
        ------------------

        Sales for the quarter ended April 30, 1994, decreased 10.4% to $114,695,000 from $127,981,000 for the quarter ended April 30, 1993. The decrease in sales of $13,286,000 was primarily due to the elimination of sales for the mall stores under the Plan for the quarter ended April 30, 1994 of $7.2 million and a 2.4% decrease in store-for-store sales. During the quarter ended April 30, 1994, the Company did not open any new super stores and closed 4 older super stores.

        The decrease in store for store sales resulted in part from the generally poor economic conditions (including California, which has 153 of the Company's super stores as of April 30, 1994) and the competitive pressure in the fabric retailing industry in general which resulted in continued pressure on margins. The Company believes these factors may continue to adversely affect sales for the remainder of fiscal 1995 and possibly beyond. The Company will continue to close unprofitable super stores in addition to mall stores under the Plan during the remainder of fiscal 1995.

        Gross profit as a percentage of sales decreased to 45.8% for the quarter ended April 30, 1994 from 47.1% for the quarter ended April 30, 1993. This decrease was largely due to a reduction in the opening markup slightly offset by lower markdowns.

        Store and operating expense as a percent of sales decreased to 38.5% for the quarter ended April 30, 1994 from 40.2% for the quarter ended April 30, 1993. This decrease was due mainly to lower payroll expense of 2.1% as a result of the Company's increased efforts to control these expenses. General and administrative expense as a percent of sales decreased to 6.3% from 6.6% in the same period in the prior year. Interest expense for the quarter ended April 30, 1994 increased $1,503,000 over the quarter ended April 30, 1993 primarily as a result of an increase in average borrowings during the period of $41,618,000 and by a 2.0% increase in the Company's average effective borrowing rate. During the three months ended April 30, 1994, the Company recorded a loss before income taxes of $1,938,000 compared to a loss before income taxes of $1,128,000 for the same period last year. The Company recorded a tax benefit of $468,000 for the quarter ended April 30, 1994, as a result of the loss incurred, compared to $435,000 for the quarter ended April 30, 1993.

        FINANCIAL CONDITION
        -------------------

        During the quarter April 30, 1994, short-term borrowings ranged from $138,000,000 to $149,000,000 with average borrowings of $146,236,000. Borrowings in the quarter ended April 30, 1993 ranged from $94,400,000 to $113,168,000 with average borrowings of $104,618,000. Increased borrowing levels in the quarter ended April 30, 1994, over the same period last year were due primarily to a lack of available inventory financing, the conversion of certain long-term debt to short-term borrowings, and funds needed to fund operating losses generated during the quarter.

        Cash at April 30, 1994 was $6,869,000, up significantly from $631,000 at April 30, 1993. Cash flows from operating activities increased $16,988,000 during the quarter ended April 30, 1994, compared to the quarter ended April 30, 1993, mainly due to a decrease in inventory partially offset by increases in accounts payable and accrued liabilities. Also, the Company used $616,000 for capital expenditures.

        The Company's April 30, 1994 ending inventory of $236,311,000 decreased from $279,537,000 at April 30, 1993. During the fiscal quarter, the average inventory balance was $240,767,000 compared to $269,753,000 in the same period last year. Average inventory turnover during the quarter ended April 30, 1994 was 1.23 times, compared to 1.15 times during the quarter ended April 30, 1993. The majority of the Company's inventory consists of basic products that are kept in stock even though turnover is slow.
        The Company monitors the level of these items to assure that the level of slow moving inventory is kept at a minimum, while still consistently providing customers with a complete product mix. In addition, markdowns are taken currently on out-of-season and discontinued merchandise.

        The Company will continue to open new store locations, however, at significantly reduced levels during the remaining quarters in fiscal 1995, and remodel existing locations whenever the projected rate of return is acceptable. Such capital expenditures will be financed primarily by the use of short-term borrowings.

        The Company owns a warehouse in Portland, Oregon, that is not currently in use by the Company. This property is reflected in the Consolidated Balance Sheets as Property Held for Sale, and is valued at the lower of cost or market. The Company sold the property on June 1, 1994, and realized a small gain on the transaction.

        The Company's amended and restated credit agreement prohibits the payment of dividends.

        During the quarter ended April 30, 1994, the Company has continued to make progress with its Plan for restructuring.
        Under the Plan, the Company has excluded mall store sales of $7,226,000 from the operating results. The related operating losses, asset dispositions and other store closing costs of $1,119,000 were charged to the restructuring reserve. The Company closed 7 mall stores in the first quarter ended April 30, 1994.

        The Company expects that future cash required to implement its restructuring plan will approximate $603,000 and relates primarily to lease termination costs and certain other store closing costs.

                                  SIGNATURE
                                  ---------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            House of Fabrics, Inc.
                                            ----------------------
                                            Registrant











           Date:  June 13, 1993
                                            -----------------------------
                                            Donald W. Boyer
                                            Senior Vice President &
                                            Chief Financial Officer