Form 10-Q
period 1994-07-31
HOUSE OF FABRICS INC/DE/
filed 1994-09-19
CIK 315125

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                            ______________________



          For Quarter Ended July 31, 1994 Commission File No. 1-7927

                               House of Fabrics, Inc.

               (Exact Name of Registrant as specified in its charter)

                 Delaware                                    95-3426136
         _______________________________           _____________________________
         (State or other jurisdiction of           (I.R.S. Employer I.D. Number)
         incorporation or organization)

         13400 Riverside Drive, Sherman Oaks, CA                 91423

         Post Office Box 9110, Van Nuys, CA                      91409
         ----------------------------------------              ----------
         (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code (818) 995-7000


                                      No Change
         __________________________________________________________________
                Former name, former address and former fiscal year,
                            if changed since last report.


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
         requirements for the past 90 days.  Yes  X     No
                                                ------    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                   Outstanding at August 26, 1994

              Common Stock                          13,697,107
         ________________________        _________________________________

                               HOUSE OF FABRICS, INC.

                                        INDEX


                                                            PAGE NO.
                                                            --------
         Part I.  Financial Information


             Item 1.  Financial Statements


                  Consolidated Balance Sheet July 31, 1994      2

                  Consolidated Balance Sheet January 31, 1994   3

                  Consolidated Statements of Operations
                  for the three months ended
                  July 31, 1994 and 1993                        4

                  Consolidated Statements of Operations
                  for the six months ended
                  July 31, 1994 and 1993                        5

                  Consolidated Statements of
                  Cash Flows - for the six months
                  ended July 31, 1994 and 1993                  6

                  Notes to Consolidated Financial Statements    7


             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                8-11

         Part II. Other Information

             Item 6.  Exhibits                                  12

                      27.  Financial Data Schedule

             Signature                                          13


                    HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JULY 31, 1994

                                   (Unaudited)


                                     ASSETS

          CURRENT ASSETS
               Cash                                        $ 30,809,000
               Receivables                                    8,114,000
               Merchandise Inventories                      218,848,000
               Prepaid Expenses & Other Current Assets        6,395,000
               Refundable Income Taxes                        3,541,000
               Deferred Income Taxes                          4,538,000
                                                           ------------
               Total Current Assets                         272,245,000
                                                           ------------
          PROPERTY
               Land                                           1,285,000
               Buildings                                     14,531,000
               Furniture and Fixtures                        67,535,000
               Leasehold Improvements                        35,610,000
                                                           ------------
               Total                                        118,961,000

               Less Accumulated Deprec. & Amort.             58,662,000
                                                           ------------
               Property - Net                                60,299,000
                                                           ------------
          OTHER ASSETS                                          941,000
                                                           ------------
          GOODWILL - NET                                     39,676,000
                                                           ------------
          TOTAL ASSETS                                     $373,161,000
                                                           ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts Payable                            $ 63,290,000
               Notes Payable to Banks                       138,000,000
               Accrued Liabilities                           29,869,000
               Current Portion of Long-Term Debt              1,110,000
                                                           ------------
               Total Current Liabilities                    232,269,000
                                                           ------------
          DEFERRED INCOME TAXES                               3,110,000
                                                           ------------
          LONG TERM DEBT                                        491,000
                                                           ------------
          STOCKHOLDERS' EQUITY
               Preferred Stock, $.10 Par Value;
                   Authorized, 1,000,000 Shares;
               Common Stock $.10 Par Value;
                   Authorized 29,000,000 Shares;
                   Issued 13,697,107 Shares;                  1,370,000
               Paid-In Capital                               46,880,000
               Retained Earnings                             89,041,000
                                                           ------------
                   Total Stockholders' Equity               137,291,000
                                                           ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $373,161,000
                                                           ============

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                  JANUARY 31, 1994

                                     (Unaudited)


                                       ASSETS

          CURRENT ASSETS
               Cash                                        $  9,758,000
               Receivables                                    9,765,000
               Merchandise Inventories                      243,151,000
               Prepaid Expenses & Other Current Assets        5,601,000
               Refundable Income Taxes                       10,738,000
               Deferred Income Taxes                          4,538,000
                                                           ------------
               Total Current Assets                         283,551,000

          PROPERTY
               Land                                           1,729,000
               Buildings                                     14,403,000
               Furniture and Fixtures                        67,845,000
               Leasehold Improvements                        36,067,000
                                                           ------------
               Total                                        120,044,000

               Less Accumulated Deprec. & Amort.             54,454,000
                                                           ------------
               Property - Net                                65,590,000
                                                           ------------
          PROPERTY HELD FOR SALE                              2,740,000
                                                           ------------
          OTHER ASSETS                                          962,000
                                                           ------------
          GOODWILL - NET                                     40,212,000
                                                           ------------
          TOTAL ASSETS                                     $393,055,000
                                                           ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts Payable                            $ 55,890,000
               Notes Payable to Banks                       143,000,000
               Accrued Liabilities                           26,565,000
               Current Portion of Long-Term Debt              1,963,000
                                                           ------------
               Total Current Liabilities                    227,418,000
                                                           ------------
          DEFERRED INCOME TAXES                               3,110,000
                                                           ------------
          LONG-TERM DEBT                                      2,862,000
                                                           ------------
          OTHER LONG TERM LIABILITIES                         9,256,000
                                                           ------------
          STOCKHOLDERS' EQUITY
               Preferred Stock, $.10 Par Value;
                   Authorized, 1,000,000 Shares;
               Common Stock $.10 Par Value;
                   Authorized 29,000,000 Shares;              1,370,000
                   Issued 13,697,107 Shares;
               Paid-In Capital                               46,880,000
               Retained Earnings                            102,159,000
                                                           ------------
               Total Stockholders' Equity                   150,409,000
                                                           ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $393,055,000
                                                           ============

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED JULY 31, 1994 AND 1993

                                      (Unaudited)



                                                1994             1993
                                             ------------     ------------
          SALES                              $110,114,000     $129,240,000

          EXPENSES
               Cost of Sales                   64,784,000       71,277,000
               Store and Operating             45,217,000       52,437,000
               General and Administrative       8,104,000        9,067,000
               Interest Expense                 3,766,000        1,709,000
               Goodwill Amortization              365,000          324,000
                                             ------------     ------------
                         Total                122,236,000      134,814,000
                                             ------------     ------------
          LOSS BEFORE INCOME TAXES            (12,122,000)      (5,574,000)
          INCOME TAX BENEFIT                     (474,000)      (1,542,000)
                                             ------------     ------------
          NET LOSS                           $(11,648,000)    $ (4,032,000)
                                             ============     ============


          NET LOSS PER SHARE *                     $(0.85)          $(0.29)
                                                   ======           ======

* Net loss per share is computed based on average outstanding shares of common stock and common stock equivalents (13,697,107 shares in 1994 and 13,846,163 shares in 1993)


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE SIX MONTHS ENDED JULY 31, 1994 AND 1993

                                      (Unaudited)


                                                1994             1993
                                             ------------     ------------
          SALES                              $224,809,000     $257,221,000

          EXPENSES
               Cost of Sales                  126,952,000      138,967,000
               Store and Operating             89,411,000      103,839,000
               General and Administrative      15,321,000       17,576,000
               Interest Expense                 6,454,000        2,894,000
               Goodwill Amortization              731,000          647,000
                                             ------------     ------------
                         Total                238,869,000      263,923,000
                                             ------------     ------------
          LOSS BEFORE INCOME TAXES            (14,060,000)      (6,702,000)

          INCOME TAXES BENEFIT                   (942,000)      (1,977,000)
                                             ------------     ------------
          NET LOSS                           $(13,118,000)     $(4,725,000)
                                             ============      ===========


          NET LOSS PER SHARE *                     $(0.96)          $(0.34)
                                                   ======           ======

* Net loss per share is computed based on average outstanding shares of common stock and common stock equivalents (13,697,107 shares in 1994 and 13,869,934 shares in 1993).


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED JULY 31, 1994 AND 1993

                                     (Unaudited)

                                                         1994          1993
                                                    ------------   -----------
       CASH FLOWS FROM OPERATING ACTIVITIES:

           Net Loss                                 $(13,118,000)  $(4,725,000)
                                                    ------------   -----------
           Adjustments to Reconcile Net
             Loss to Net Cash Provided by (Used In)
             Operating Activities:
               Depreciation and Amortization           5,691,000     5,676,000
               Loss on Disposal of Fixed Assets          458,000       434,000
               Deferred Taxes                                 -       (172,000)

           Changes in Assets & Liabilities
               Receivables                             1,651,000    (2,169,000)
               Inventories                            24,303,000   (37,824,000)
               Prepaid Expenses & Other Assets          (773,000)   (1,725,000)
               Accounts Payable and
                 Accrued Liabilities                   3,546,000    13,529,000
               Reserve for Restructure                (1,940,000)           -
               Refundable Income Taxes                 7,197,000            -
                                                     -----------   -----------
                   Total Adjustments                  40,133,000   (22,251,000)
                                                     -----------   -----------
           Net Cash Provided by (Used in)
               Operating Activities                   27,015,000   (26,976,000)
                                                     -----------   -----------
       CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital Expenditures                         (583,000)   (8,341,000)
           Proceeds from Sale of Property              2,843,000       982,000
                                                     -----------   -----------
           Net Cash Provided by (Used in)
             Investing Activities                      2,260,000    (7,359,000)
                                                     -----------   -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
           Change in Net Borrowings Under Line
             of Credit Agreements                     (5,000,000)   39,243,000
           Repayment of Long Term Debt                (3,224,000)     (880,000)
           Proceeds from Exercise of Stock Options             -       322,000
                                                     -----------   -----------
           Net Cash Provided by (Used in)
             Financing Activities                     (8,224,000)   38,685,000
                                                     -----------   -----------
       NET INCREASE IN CASH                           21,051,000     4,350,000
       CASH AT BEGINNING OF PERIOD                     9,758,000     2,214,000
                                                     -----------   -----------
       CASH AT END OF PERIOD                         $30,809,000   $ 6,564,000
                                                     ===========   ===========
       Cash Paid During the Period for:

       Interest                                      $4,882,000    $ 2,902,000
       Taxes                                         $  219,000    $   136,000

                                       -6-

                        HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1.  GENERAL

           The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1994, and the results of its operations and its cash flows for the periods ended July 31, 1994 and 1993.

       2.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

           On November 30, 1993, the Company renegotiated its existing three bank agreements (Bank of America and the original Bank Group, Bank of California, and the United States National Bank of Oregon) into one amended and restated credit agreement with Bank of America NT
           & SA as Agent Bank, and have further renegotiated with the Banks to amend the credit agreement as of May 13, 1994. Borrowings during the quarter ended July 31, 1994, bear interest at rates equal to the "Base Rate" (which is generally based on the reference rate announced by the Bank of America) plus 1.75%. Borrowings subsequent to July 31, 1994 will bear interest at rates equal to the reference rate plus 2.00% through October 31, 1994, 2.25% through January 31, 1995 and 2.50% through May 31, 1995, except that during the period in which the Company was in default of certain covenants the interest rate was increased.

           As of May 13, 1994, the Credit Agreement provides for maximum borrowings of $150,000,000, which is reduced to $140,000,000 on October 31, 1994 and further reduced to $130,000,000 on January 31, 1995. Borrowings are also limited to a specified percentage of eligible inventory ranging from 64% to 60% through August 31, 1994 and 55% thereafter. Available borrowings are also subject to further reductions upon the occurrence of certain future events that would result in mandatory repayments of amounts borrowed.
           The Credit Agreement expires on May 31, 1995. The amount of available unused borrowings at July 31, 1994 is zero. As of July 31, 1994, $138,000,000 was outstanding under the Credit Agreement.

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

           As a result of the significant loss for the six months ended July 31, 1994, the Company was unable to remain in compliance with two of its financial covenants. On September 13, 1994, the Credit Agreement was amended to, among other things extend through January 31, 1995 the ability of the Company to borrow up to 60% of eligible inventory after which the advance rate becomes 55%. In addition the amendment cures the financial covenant defaults as of July 31, 1994 and waives certain other potential defaults through November 11, 1994. Failure by the Company to meet financial covenants subsequent to November 11, 1994 could have a significant adverse impact on the Company's operations and financial condition.

       3.   RESTRUCTURING PLAN

           Effective August 26, 1994, the Board of Directors approved a plan to restructure the Company's operations (the "1994 Plan"). The 1994 Plan will result in the closure of approximately 125 underperforming super stores by January 31, 1995. The estimated cost of the 1994 Plan includes noncash charges to write-off leasehold improvements, write-off store fixtures, and liquidate inventories, and also includes other related store closing costs that will affect future cash flows of the Company. The aggregate of such costs is estimated to be between $30 million and $40 million. Final estimates are not currently available, but will be determined as the restructuring charge is recorded in the quarter ending October 31, 1994.




                       HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                RESULTS OF OPERATIONS


       THREE MONTHS ENDED

       Sales for the quarter ended July 31, 1994 decreased 14.8% to $110,114,000 from $129,240,000 for the quarter ended July 31, 1993.
       The decrease in sales of $19,126,000 was primarily due to the elimination of sales for the mall stores under the 1993 Plan for the quarter ended July 31, 1994 of $7.3 million and a 5.6% decrease in store-for-store sales. During the quarter ended July 31, 1994, the Company did not open any new super stores and closed 4 older super stores.

       The decrease in store-for-store sales resulted in part from the generally poor economic conditions (including California, which has 149 of the Company's super stores as of July 31, 1994) and the competitive pressure in the fabric retailing industry in general which resulted in continued pressure on margins. The Company believes these factors may continue to adversely affect sales for the remainder of fiscal 1995 and possibly beyond. The Company will continue to close unprofitable super stores in addition to mall stores under the 1993 Plan and the 1994 Plan as described below during the remainder of fiscal 1995.

       Gross profit as a percentage of sales decreased to 41.2% for the quarter ended July 31, 1994 from 44.8% for the quarter ended July 31, 1993. This decrease was largely due to a reduction in the opening markup slightly offset by lower markdowns.

       Store and operating expense as a percent of sales increased slightly to 41.1% for the quarter ended July 31, 1994 from 40.6% for the quarter ended July 31, 1993. This increase was mainly due to a small increase in rent and advertising expenses offset by a decrease in payroll expense. General and administrative expense as a percent of sales also increased slightly to 7.4% from 7.0% in the same period in the prior year. Interest expense for the quarter ended July 31, 1994 increased $2,057,000 over the quarter ended July 31, 1993 primarily as a result of an increase in average borrowings during the period of $24,348,000 and by an increase in the Company's average effective borrowing rate from 4.6% in the quarter ended July 31, 1993 to 9.1% in the quarter ended July 31, 1994.


       SIX MONTHS ENDED

       Sales for the six months ended July 31, 1994, decreased 12.6% to $224,809,000 from $257,221,000 for the six months ended July 31, 1993.
       The decrease in sales of $32,412,000 was primarily due to the elimination of sales for the mall stores under the 1993 Plan for the six months ended July 31, 1994 of $14.5 million and a 3.8% decrease in store-for-store sales. During the six months ended July 31, 1994, the Company did not open any new super stores and closed 8 older super stores.

       The decrease in store-for-store sales for the first half of the fiscal year was a continued result in part, of the generally poor economic conditions (including California, which has 149 of the Company's super stores as of July 31, 1994) and the competitive pressure in the fabric retailing industry. These two factors in general resulted in the continued pressure on margins. The Company believes these factors may continue to adversely affect sales for the remainder of fiscal 1995 and possibly beyond. The Company will continue to close unprofitable super stores in addition to mall stores under the 1993 Plan and the 1994 Plan during the remainder of fiscal 1995.

       Gross profit as a percentage of sales decreased to 43.5% for the six months ended July 31, 1994 from 46.0% for the six months ended July 31, 1993. This decrease was largely due to a reduction in the opening markup slightly offset by lower markdowns.

       Store and operating expense as a percent of sales decreased to 39.8% for the six months ended July 31, 1994 from 40.4% for the six months ended July 31, 1993. This decrease was due mainly to lower payroll expense of 14.8% as a result of the Company's effort to control these expenses. General and administrative expense as a percent of sales remained the same at 6.8% during the six months ended July 31, 1994 and July 31, 1993. Interest expense for the six months ended July 31, 1994 increased $3,560,000 over the six months ended July 31, 1993 primarily as a result of an increase in average short-term borrowings during the period of $40,215,000 and by an increase in the Company's average effective borrowing rate from 4.4% in the six months ended July 31, 1993 to 7.6% in the six months ended July 31, 1994.

          FINANCIAL CONDITION

          During the six months ended July 31, 1994, short-term borrowings ranged from $138,000,000 to $149,000,000 with average borrowings of $142,215,000. Borrowings in the six months ended July 31, 1993 ranged from $85,497,000 to $128,497,000 with average short-term borrowings of $102,000,000. Increased borrowing levels during the six months ended July 31, 1994 over the same period last year were due primarily to reduced trade financing, conversion of certain long-term debt to short-term borrowings, and funding operating losses generated during the six months.

          Cash at July 31, 1994 was $30,809,000, up from $9,758,000 at
          January 31, 1994. Net cash provided by operating activities of $27,015,000 for the six months ended July 31, 1994 is a change of $53,991,000 compared to net cash used in operating activities of $26,976,000 for the six months ended July 31, 1993. The major reasons for the change included the decrease in inventories offset by the change in accounts payable and accrued liabilities and the receipt of a refund of federal income taxes as of July 31, 1994. The income tax refund was used to pay the bank loan down from $138,000,000 at July 31, 1994 to approximately $130,000,000 in the first week of August, 1994. Also the Company used $583,000 for capital expenditures.

          The Company's July 31, 1994 ending inventory of $218,848,000 decreased from $243,151,000 at January 31, 1994. During the six months ended July 31, 1994, the average inventory balance was $234,831,000 compared to $282,549,000 in the same period last year. Average inventory turnover during the six months ended July 31, 1994 was 1.30 times, compared at 1.15 times during the six months ended July 31, 1993. The majority of the Company's inventory consists of basic products that are kept in stock even though turnover is slow. The Company monitors the level of these items to assure that the level of slow-moving inventory is kept at a minimum, while still consistently providing customers with a complete product mix. In addition, markdowns are taken currently on out-of-season and discontinued merchandise.

          The Company owned a warehouse in Portland, Oregon, that was not currently in use. The Company sold the property on June 1, 1994, and realized a small loss on the transaction.

          The Company's amended and restated credit agreement prohibits the payment of dividends.

          RESTRUCTURING PLANS

          During the six months ended July 31, 1994, the Company has continued to make progress with its plan of restructuring approved by the board of Directors effective September 1, 1993 (the "1993 Plan"). The 1993 Plan approved the closure of the Company's remaining mall stores and implemented a new merchandising strategy that focuses on everyday value pricing.

          Under the 1993 Plan, all operations of the mall stores are excluded from operating results. During the six months ended July 31, 1994, mall store sales of $14,531,000 and operating losses of $2,217,000 were excluded from operating results and charged to the restructuring reserve. In accordance with the 1993 Plan, 9 mall stores were closed during the six months ended July 31, 1994.

          The majority of the remaining mall stores are expected to be closed by the end of fiscal 1995. The company estimates that future cash outflows of $500,000 will be required to implement the remainder of the 1993 Plan. Such cash outflows are related primarily to lease termination costs and certain other store closing costs.

          As a result of continued competitive pressure and operating losses during the six months ended July 31, 1994, the Board of Directors approved a plan of restructuring effective August 26, 1994 to further restructure the Company's operations (the "1994 Plan"). The 1994 Plan will result in the closure of approximately 125 underperforming super stores by January 31, 1995. The estimated cost of the 1994 Plan includes noncash charges to write-off leasehold improvements, write-off store fixtures, and liquidate inventories, and also includes other related store closing costs that will affect future cash flows of the Company. The aggregate of such costs is estimated to be between $30 million and $40 million. Final estimates are not currently available, but will be determined as the restructuring charge is recorded in the quarter ending October 31, 1994.

          The implementation of the 1994 Plan beginning in the quarter ending October 31, 1994, will significantly reduce sales during the quarter and will reduce operating losses in future quarters as the operations of the stores scheduled for closure under the 1994 Plan will be charged to the restructuring reserve.

          Management expects that the 1993 Plan and the 1994 Plan, when fully implemented will reduce the Company's operating losses and increase liquidity.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

         (a)  Exhibits.

              27.  Financial Data Schedule

                                       SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             House of Fabrics, Inc.
                                             Registrant




            Date:  September 19, 1994        /s/ DONALD W. BOYER
                                             ___________________________
                                             Donald W. Boyer
                                             Senior Vice President &
                                             Chief Financial Officer