Form 10-Q
period 1994-10-31
HOUSE OF FABRICS INC/DE/
filed 1994-12-20
CIK 315125

                                    Form 10-Q

                        Securities and Exchange Commission
                              Washington, D.C. 20549


                    Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934


                            ______________________



        For Quarter Ended October 31, 1994 Commission File No. 1-7927

                              House of Fabrics, Inc.

              (Exact Name of Registrant as specified in its charter)

             Delaware                                      95-3426136
     _____________________________                _____________________________
     (State or other jurisdiction)                (I.R.S. Employer I.D. Number)

     13400 Riverside Drive, Sherman Oaks, CA                91423

     Post Office Box 9110, Van Nuys, CA                     91409
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


                Class                     Outstanding at December 16, 1994
             Common Stock                      13,697,107 Shares
        ________________________          _______________________________

                              HOUSE OF FABRICS, INC.

                                       INDEX


                                                                 PAGE NO.
                                                                 --------
        Part I.  Financial Information


            Item 1.  Financial Statements


                 Consolidated Balance Sheet  October 31, 1994     2

                 Consolidated Balance Sheet  January 31, 1994     3

                 Consolidated Statements of Operations -
                 for the three months ended
                 October 31, 1994 and 1993                        4

                 Consolidated Statements of Operations-
                 for the nine months ended
                 October 31, 1994 and 1993                        5

                 Consolidated Statements of
                 Cash Flows - for the nine months
                 ended October 31, 1994 and 1993                  6

                 Notes to Consolidated Financial Statements       7-10


            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                  10-14


        Part II.  Other Information

            Item 6. Exhibits                                     15

            Signature                                            16

                   HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                               OCTOBER 31, 1994

                                  (Unaudited)

                                    ASSETS

         CURRENT ASSETS
              Cash                                       $ 27,594,000
              Receivables                                  11,169,000
              Merchandise Inventories                     185,647,000
              Prepaid Expenses & Other Current Assets      14,597,000
              Refundable Income Taxes                       6,195,000
              Deferred Income Taxes                         4,538,000
                                                         ------------
              Total Current Assets                        249,740,000
                                                         ------------
         PROPERTY
              Land                                          1,285,000
              Buildings                                    14,531,000
              Furniture and Fixtures                       67,130,000
              Leasehold Improvements                       34,187,000
                                                         ------------
              Total                                       117,133,000

              Less Accumulated Deprec. & Amort.            59,421,000
                                                         ------------
              Property - Net                               57,712,000
                                                         ------------
         OTHER ASSETS                                         752,000
                                                         ------------
         GOODWILL -NET                                     39,408,000
                                                         ------------
         TOTAL ASSETS                                     347,612,000
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
              Accounts Payable                          $  72,534,000
              Notes Payable to Banks                      126,666,000
              Accrued Liabilities                          79,658,000
              Current Portion of Long-Term Debt             1,091,000
                                                         ------------
              Total Current Liabilities                   279,949,000
                                                         ------------
         DEFFERED INCOME TAXES                              3,110,000
                                                         ------------
         LONG TERM DEBT, Net of Current Portion               463,000
                                                         ------------
         STOCKHOLDERS' EQUITY
              Preferred Stock, $.10 Par Value;
                  Authorized, 1,000,000 Shares;
                  Outstanding, None
              Common Stock $.10 Par Value;
                  Authorized 29,000,000 Shares;
                  Issued 13,697,107 Shares;                  1,370,000
              Paid-In Capital                               46,880,000
              Retained Earnings                             15,840,000
                                                          ------------
              Total Stockholders' Equity                    64,090,000
                                                          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $347,612,000
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
                                                          ============

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993

                                     (Unaudited)

                                                1994            1993
                                            ------------     ------------
         SALES                              $ 90,575,000     $141,798,000

         EXPENSES
              Cost of Sales                   68,322,000      102,540,000
              Store & Operating               35,689,000       53,342,000
              General & Administrative         8,426,000        9,555,000
              Interest Expense                 4,029,000        2,175,000
              Goodwill Amortization              365,000          351,000
              Restructuring Charge            49,600,000       12,909,000
                                            ------------     ------------
                        Total                166,431,000      180,872,000
                                            ------------     ------------
         LOSS BEFORE INCOME TAXES            (75,856,000)     (39,074,000)

         INCOME TAX BENEFIT                   (2,655,000)     (14,045,000)
                                            ------------     ------------
         NET LOSS                           $(73,201,000)    $(25,029,000)
                                            ============     ============


         NET LOSS PER SHARE *                     $(5.34)          $(1.82)
                                                  ======            =====

              * Net loss per share is computed based on average
                outstanding shares of common stock and common stock equivalents (13,697,107 shares in 1994 and 13,744,558 shares in 1993).

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993

                                     (Unaudited)

                                               1994             1993
                                            ------------     ------------
         SALES                              $315,384,000     $399,019,000

         EXPENSES
              Cost of Sales                  195,274,000      241,507,000
              Store & Operating              125,100,000      157,181,000
              General & Administrative        23,747,000       27,131,000
              Interest Expense                10,483,000        5,069,000
              Goodwill Amortization            1,096,000          998,000
              Restructuring Charge            49,600,000       12,909,000
                                            ------------     ------------
                        Total                405,300,000      444,795,000
                                            ------------     ------------
         LOSS BEFORE INCOME TAXES            (89,916,000)     (45,776,000)

         INCOME TAX BENEFIT                   (3,597,000)     (16,022,000)
                                            ------------     ------------
         NET LOSS                           $(86,319,000)    $(29,754,000)
                                            ============     ============

         NET LOSS PER SHARE *                     $(6.30)          $(2.15)
                                                   =====            =====

              * Net loss per share is computed based on average
                outstanding shares of common stock and common stock equivalents (13,697,107 shares in 1994 and 13,828,202 shares in 1993).

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                             STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993

                                    (Unaudited)


                                                         1994           1993
                                                         ----           ----
      CASH FLOWS FROM OPERATING ACTIVITIES

         Net (Loss)                                   $(86,319,000)  $(29,754,000)
                                                      ------------   ------------

         Adjustments to Reconcile Net
           (Loss) to Net Cash Provided by (Used In)
           Operating Activities:
            Depreciation and Amortization                8,073,000      8,395,000
            Loss on Disposal of Fixed Assets             1,011,000      1,344,000
            Restructure Charge                          49,600,000     12,909,000
            Deferred Taxes                                    -0-      (5,540,000)

         Changes in Operating Assets & Liabilities
            Receivables                                 (1,404,000)
            Inventories                                 57,504,000    (13,249,000)
            Prepaid Expenses & Other Assets             (8,786,000)    (6,266,000)
            Accounts Payable and
              Accrued Liabilities                       14,877,000      2,985,000
            Reserve for Restructure                     (3,333,000)
            Refundable Income Taxes                      4,543,000    (11,538,000)
                                                       -----------     ----------
               Total Adjustments                       122,085,000    (10,960,000)
                                                       -----------     ----------
         Net Cash Provided by (Used in)
            Operating Activities                        35,766,000    (40,714,000)
                                                       -----------     ----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital Expenditures                        (1,168,000)   (10,913,000)
            Proceeds from Sale of Property               2,843,000        982,000
                                                       -----------     ----------
         Net Cash Provided by (Used in)
           Investment Activities                         1,675,000     (9,931,000)
                                                       -----------     ----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Change in Net Borrowings Under Lines
           of Credit Agreements                        (16,334,000)    59,308,000
         Repayment of Long Term Debt                    (3,271,000)    (1,040,000)
         Proceeds from Stock Issuance                          -0-        322,000
                                                       -----------     ----------
         Net Cash Provided by (Used in)
           Financing Activities                        (19,605,000)    58,590,000
                                                       -----------     ----------
      Net Increase in Cash                              17,836,000      7,945,000
      Cash at Beginning of Year                          9,758,000      2,214,000
                                                       -----------     ----------
      Cash at End of Period                            $27,594,000    $10,159,000
                                                       ===========     ==========
      Cash Paid During the Period for:
         Interest                                       $9,013,000     $4,905,000
         Taxes                                          $  261,000     $  199,000

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.  GENERAL

         The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and charges for restructuring and inventory markdowns) necessary to present fairly the Company's financial position as of October 31, 1994 and the results of its operations and its cash flows for the periods ended October 31, 1994 and 1993.

         2.  CHAPTER 11 PROCEEDINGS

         On November 2, 1994 House of Fabrics, Inc. and subsidiaries (the "Company") filed a voluntary Petition with the United States Bankruptcy Court in the Central District of California (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to conduct its normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court.

         Under Chapter 11, substantially all prepetition liabilities of the Debtors are subject to settlement under a Plan of Reorganization. The Company is currently working on a proposed Plan of Reorganization to be filed with the Bankruptcy Court.

         The Company has been granted use of Cash Collateral by the Bankruptcy Court. The Cash Collateral Order stipulates that $10,500,000 of the proceeds from the liquidation of stores (see
         Note 4. Restructuring Plans) be segregated in an interest bearing account with Bank of America. This money will be available for use only by permission of the Bankruptcy Court. The Bankruptcy Court has scheduled January 31, 1995 to reconsider the use of Cash Collateral by the Company.

         Liabilities of the Debtor prior to the Chapter 11 filing date of November 2, 1994 are subject to settlement under reorganization proceedings. Liabilities subject to settlement under reorganization proceedings cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. The bankruptcy petition suspends default remedies, and eventual payment of the liabilities will be contingent upon the Plan of Reorganization as ultimately confirmed by the Bankruptcy Court. The Company is continuing to pay interest on secured debt although principal payments have been suspended. Liabilities subject to settlement under reorganization proceedings are currently being quantified.

         The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. The Company incurred net losses for the nine months ended October 31, 1994 of $86,319,000 and for the year ended January 31, 1994 of $29,542,000. At October 31, 1994 the Company has stockholder's equity of $64,090,000. The Company's continuation as a going concern is dependent upon, among other things, development and negotiation of an acceptable Plan of Reorganization with creditors and claimants and confirmation of such Plan of Reorganization by the Bankruptcy Court (which may result in adjustments to the amounts reflected in the accompanying financial statements), the Company's ability to attain satisfactory levels of future cash flows and profitable operations, and the Company's ability to restructure its financing agreements. If the preceding items do not occur, adjustments will be necessary to the amounts reflected in the financial statements.

         3.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         On November 30, 1993, the Company renegotiated its existing three bank agreements (Bank of America and the original Bank Group, Bank of California, and the United States National Bank of Oregon) into one amended and restated credit agreement with Bank of America NT & SA as Agent Bank, and have further renegotiated with the Banks to amend the credit agreement as of September 1, 1994. Borrowings during the quarter ended October 31, 1994, under the Credit Agreement bear interest at rates equal to the "Base Rate" (which is generally based on the reference rate announced by the Bank of America) plus 2.00% through October 31, 1994, 2.25% through January 31, 1995 and 2.50% through May 31, 1995, except that during the period in which the Company was in default of certain covenants the interest rate was increased by an additional 2% over the Base Rate plus the normal add on rate.

         As of September 1, 1994, the Credit Agreement provided for maximum borrowings of $129,860,431 which will be reduced by $10,000,000 on January 31, 1995 and which also may be reduced by certain repayments of borrowings that may be permitted or required under the Credit Agreement. Borrowings are also limited to 60 percent of eligible inventory through January 31, 1995 and 55% thereafter. Available borrowings are also subject to further reductions upon the occurrence of certain future events that would result in mandatory repayments of amounts borrowed. The Credit Agreement expires on May 31, 1995. The amount of available unused borrowings at October 31, 1994 is zero. As of October 31, 1994, $126,665,982 was outstanding under the Credit Agreement.

         Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company, excluding property. The Credit Agreement imposes monthly, quarterly and annual financial covenants requiring the Company to maintain certain liquidity, leverage and interest coverage ratios and achieve certain levels of tangible net worth. In addition, the Credit Agreement prohibits the payment of dividends and restricts the level of capital expenditures.

         As a result of the significant loss the Company has experienced for the nine months ended October 31, 1994, the Company was unable to remain in compliance with certain of its financial covenants. On September 13, 1994, the Credit Agreement was amended to provide a limited waiver of covenant defaults existing as of September 1, 1994 and also provided relief from other potential defaults through November 11, 1994. However, on November 2, 1994 the Company filed for relief under Chapter 11 of the United States Bankruptcy Code as described in the preceding note. All defaults and penalties are suspended along with any required repayments of principal under the bankruptcy filing. Normal interest payments are continuing as scheduled in the loan agreement and amendments.

         4.  RESTRUCTURING PLAN

         Effective September 1, 1993 the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focuses on everyday value pricing.

         At October 31, 1994, a total of 62 stores have been closed under the 1993 Plan. The Company expects that 38 of the remaining mall stores will be closed by April 30, 1995 and has canceled the plan closure of 10 mall stores due to better than expected performance.

         Under the 1993 Plan, all operations of the mall stores are excluded from operating results. During the nine months ended October 31, 1994, mall store sales of $21,118,000 and operating losses of $2,780,000 were excluded from operating results and charged to the restructuring reserve. In accordance with the 1993 Plan 41 mall stores were closed during the nine months ended October 31, 1994.

         Effective August 26, 1994, the Company's Board of Directors approved a Plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores bringing the total number of super stores slated for closure to 188. The 1994 Plan covers two groups of stores. The first group consists of 132 super stores which have been turned over to a liquidation company to conduct the liquidation of store inventories. The liquidation sales began on September 17, 1994 and are expected to be completed by the end of January 1995. The second group of 56 super stores is scheduled to begin liquidation in January 1995 and be completed by April 30, 1995.

         Accordingly, in the third quarter of fiscal 1995, the company recorded a pretax restructuring charge of $49,600,000, which includes the following components:

                 Leases and Occupancy Costs                 $17,600,000
                 Operating losses through scheduled
                   store closings, including
                   inventory liquidations                    14,700,000
                 Fixtures and Leasehold Write-off            14,100,000
                 Professional Fees                            2,800,000
                 Other store closing costs                      400,000
                                                            -----------
                   Total Charge for 1994 Plan               $49,600,000
                                                            ===========

         5.  MERCHANDISE INVENTORIES

         In the quarter ended October 31, 1994, the Company implemented a new marketing and merchandising strategy that is designed to increase inventory turnover and attract a wider and more diverse customer base. Integral to this strategy, the Company plans to narrow its fabric offerings, concentrating on fewer sku's that will allow it to achieve targeted turnover rates in excess of industry average. In addition, the Company is shifting its merchandising mix to place more emphasis on craft and home decorating products.

         As a result of this new marketing and merchandising strategy the Company has recorded a provision of $19,000,000 to aggressively markdown and liquidate certain inventories that no longer fit into its merchandising model.


                     HOUSE OF FABRICS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         THREE MONTHS ENDED

         Sales for the quarter ended October 31, 1994, decreased 36.1% to $90,575,000 from $141,798,000 for the quarter ended October 31, 1993. The decrease in sales of $51,223,000 was primarily due to the exclusion of sales from operating results for super stores totaling $24,842,000 under the 1994 Plan and a 19.4% decrease in store-for-store sales. During the quarter ended October 31, 1994, the Company opened 1 new super store and closed 10 super stores and 32 mall stores.

         One of the major factors affecting the store-for-store decrease was the lack of product in the stores for both basics and for the fall selling season. The company experienced severe liquidity issues that prevented it from being able to acquire the proper level of goods necessary to stock its
         stores adequately.   In addition, the Company began
         liquidation of underperforming super stores on September 17, 1994, along with the liquidation of the remaining mall stores. Many of these liquidation stores were in direct competition with the Company's continuing store base and negatively affected the continuing store sales. The decrease in store-for-store sales resulted in part from the competitive pressure in the fabric retailing industry in general which resulted in continued pressure on margins. The Company believes these factors may continue to adversely affect sales for the remainder of fiscal 1995 and possibly beyond. The Company will continue to close unprofitable super stores under the 1994 Plan in addition to mall stores under the 1993 Plan as described above through April 30, 1995.

         Gross profit as a percentage of sales decreased to 24.6% for the quarter ended October 31, 1994 from 27.7% for the quarter ended October 31, 1993. Gross Profit was decreased in the quarter ended October 31, 1994 by $19,000,000, to aggressively markdown and liquidate certain inventories that no longer fit into the Company's merchandising model. In the quarter ended October 31, 1993 a charge of $21,825,000 was recorded to implement the Company's repricing strategy for certain fabric, notion and craft inventories.

         Store and operating expense as a percent of sales increased to 39.4% for the quarter ended October 31, 1994 from 37.6% for the quarter ended October 31, 1993. This increase was mainly due to an increase in rent partially offset by a decrease in payroll and advertising expense. General and administrative expense as a percent of sales increased to 9.3% from 6.7% in the same period in the prior year. The actual General and Administrative expense decreased during this time period due to restructuring of costs. Interest expense for the quarter ended October 31, 1994 increased $1,854,000 over the quarter ended October 31, 1993 primarily as a result of an increase in average borrowings during the period of $9,587,000 and by an increase in Company's average effective borrowing rate from 4.7% in the quarter ended October 31, 1993 to 10.5% in the quarter ended October 31, 1994.

         NINE MONTHS ENDED

         Sales for the nine months ended October 31, 1994, decreased 21.0% to $315,384,000 from $399,019,000 for the nine months ended October 31, 1993. The decrease in sales of $83,635,000 was primarily due to the exclusion of sales from the operating results of the mall stores totaling $21,188,000 under the 1993 Plan and for the 188 super stores totaling $24,842,000 under the 1994 Plan and a 8.9% decrease in store-for-store sales. During the nine months ended October 31, 1994, the Company opened 1 new super store and closed 18 super stores and 41 mall stores.

         The decrease in store-for-store sales for the first nine months of the fiscal year was affected by the lack of product in the stores for both basics and for the fall selling season. The Company experienced severe liquidity issues that prevented it from being able to acquire the proper level of goods necessary to stock its stores adequately. In addition, the Company began the liquidation of underperforming super stores on September 17, 1994, along with the liquidation of the remaining mall stores. Many of these liquidation stores were in direct competition with the Company's continuing store base and negatively affected the continuing store sales. The decrease in store-for-store sales also resulted in part from competitive pressure in the fabric retailing industry. These two factors in general resulted in the continued pressure on margins. The Company believes these factors may continue to adversely affect sales for the remainder of fiscal 1995 and possibly beyond. The Company will continue to close unprofitable super stores under the 1994 Plan in addition to mall stores under the 1993 Plan as described above through April 30, 1995.

         Gross profit as a percentage of sales decreased to 38.1% for the nine months ended October 31, 1994 from 39.4% for the nine months ended October 31, 1993. Gross Profit was decreased in the nine months ended October 31, 1994 by $19,000,000 to aggressively markdown and liquidate certain inventories that no longer fit into the Company's merchandising model. In the nine months ended October 31, 1993 a charge of $21,825,000 was recorded to implement the Company's repricing strategy for certain fabric, notion and craft inventories. There was also a decrease due to a reduction in the opening markup for the nine months ended October 31, 1994 compared to the nine months ended October 31, 1993.

         Store and operating expense as a percent of sales increased to 39.7% for the nine months ended October 31, 1994 from 39.4% for the nine months ended October 31, 1993. This increase was due mainly to an increase in rent offset by a decrease in payroll expenses. General and administrative expense as a percent of sales also increased to 7.5% during the nine months ended October 31, 1994 from 6.8% during the nine months ended October 31, 1993. The actual General and Administrative expense decreased during this time period due to the restructuring of costs. Interest expense for the nine months ended October 31, 1994 increased $5,414,000 over the nine months ended October 31, 1993 primarily as a result of an increase in average short-term borrowings during the period of $38,066,000 and by an increase in the Company's average effective borrowing rate from 4.6% in the nine months ended October 31, 1993 to 8.5% in the nine months ended October 31, 1994.


         FINANCIAL CONDITION

         During the nine months ended October 31, 1994, short-term borrowings ranged from $126,665,982 to $149,000,000 with average borrowings of $137,890,000. Borrowings in the nine months ended October 31, 1993 ranged from $94,404,000 to $153,264,000 with average short-term borrowings of $99,824,000. Increased borrowing levels in the nine months ended October 31, 1994 over the same period last year were due primarily to reduced trade financing, the conversion of certain long-term debt to short-term borrowings, and funds needed to fund operating losses generated during the nine months.

         Cash at October 31, 1994 was $27,594,000, up significantly from $9,758,000 at January 31, 1994. Net cash provided by operating activities of $35,766,000 for the nine months ended October 31, 1994 is a change of $76,480,000 compared to net cash used in operating activities of $40,714,000 for the nine months ended October 31, 1993. The major reason for the change was the decrease in inventories, as the Company continued to liquidate inventories for the mall stores under the 1993 Plan and super stores under the 1994 Plan. The Company was required to segregate the proceeds of the store liquidation in an account that was controlled by Bank of

         America NT & SA pending the reconciliation and settlement of inventory reductions under the loan agreement. Also, the Company used $1,168,000 for capital expenditures.

         The Company's October 31, 1994 ending inventory of $185,647,000 (net of the current inventory markdown of $19,000,000 - see Note 5. Merchandise Inventories) decreased from $267,511,000 at October 31, 1993. During the nine months ended October 31, 1994, the average inventory balance was $225,906,000 compared to $284,592,000 in the same period last year. Average inventory turnover during the nine months ended October 31, 1994 was 1.34 times, compared to 1.13 times during the nine months ended October 31, 1993.

         The Company's amended and restated credit agreement prohibits the payment of dividends.


         RESTRUCTURING PLANS

         Effective September 1, 1993 the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focuses on everyday value pricing.

         At October 31, 1994, a total of 62 stores have been closed under the 1993 Plan. The Company expects that 38 of the remaining mall stores will be closed by April 30, 1995 and has canceled the planned closure of 10 mall stores due to better than expected performance.

         Under the 1993 Plan, all operations of the mall stores are excluded from operating results. During the nine months ended October 31, 1994, mall store sales of $21,118,000 and operating losses of $2,780,000 were excluded from operating results and charged to the restructuring reserve. In accordance with the 1993 Plan 41 mall stores were closed during the nine months ended October 31, 1994.

         Effective August 26, 1994, the Company's Board of Directors approved a Plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores bringing the total number of super stores slated for closure to 188. The 1994 Plan covers two groups of stores. The first group consists of 132 super stores which have been turned over to a liquidation company to conduct the liquidation of store inventories. The liquidation sales began on September 17, 1994 and are expected to be completed by the end of January 1995. The second group of 56 super stores is scheduled to begin in January 1995 and be completed by April 30, 1995.

         Accordingly, in the third quarter of fiscal 1995, the company recorded a pretax restructuring charge of $49,600,000, which includes the following components:

             Leases and Occupancy Costs                   $17,600,000
             Operating losses through scheduled
                 store closings, including
                 inventory liquidations                    14,700,000
             Fixtures and Leasehold Write-offs             14,100,000
             Professional Fees                              2,800,000
             Other store closing costs                        400,000
                                                          -----------
             Total Charge of 1994 Plan                    $49,600,000
                                                          ===========

         Under the 1994 Plan, all operations of the 188 super stores are excluded from operating results for the period from September 1, 1994 through October 31, 1994. During the two months ended October 31, 1994, super store sales of $24,842,000 and operating income of $95,000 were excluded from operating results and charged to the restructuring reserve. In accordance with the 1994 Plan 10 super stores were closed during the two months ended October 31, 1994.

         MERCHANDISE INVENTORIES

         In the quarter ended October 31, 1994, the Company implemented a new marketing and merchandising strategy that is designed to increase inventory turnover and attract a wider and more diverse customer base. Integral to this strategy, the Company plans to narrow its fabric offerings, concentrating on fewer sku's that will allow it to achieve targeted turnover rates in excess of industry average. In addition, the Company is shifting its merchandising mix to place more emphasis on craft and home decorating products.

         As a result of this new marketing and merchandising strategy the Company has recorded a provision of $19,000,000 to aggressively markdown and liquidate certain inventories that no longer fit into its merchandising model.

         BANKRUPTCY COSTS

         On November 2, 1994 the Company filed for relief under Chapter 11 in the United States Bankruptcy Court. The Company expects to incur substantial costs for professional fees and other costs related to the Chapter 11 proceedings. These costs have not been reflected in the financial results of the Company through the period ending October 31, 1994. The costs of Chapter 11 will be included in the quarter ending January 31, 1995. These costs are presently being quantified.

         MANAGEMENT

         In the quarter ended October 31, 1994, the Company restructured its top management. Certain changes were made including naming Michael Brown as the Senior Vice President - Store Operations and Doyle Parker as Executive Vice President - Buying and Merchandising to reflect the new merchandising and marketing strategy of the Company and to reduce the number of officers in the Company. Additionally, David T. Allen, formerly of Buccino and Associates (a national turnaround management consulting firm), was hired as the Company's Chief Financial Officer on October 3, 1994. Mr. Allen has considerable experience in turnaround situations and is expected to provide leadership through the Chapter 11 restructuring.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        (a) Exhibits.

            27.  Financial Data Schedule

                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            House of Fabrics, Inc.
                                            --------------------------------
                                            Registrant



         Date:  December 20, 1994           /s/ Norman L. Salvesen
                                            --------------------------------
                                            Norman L. Salvesen
                                            Vice President-Controller