Form 10-K
period 1995-01-31
HOUSE OF FABRICS INC/DE/
filed 1995-05-16
CIK 315125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934

For the fiscal year ended  January 31, 1995  Commission file number  1-7927
                           ----------------                          ------
                             HOUSE OF FABRICS, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            95-3426136
            --------                                            ----------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           identification no.)

13400 Riverside Drive, Sherman Oaks, California                  91423-2598
- -----------------------------------------------                  ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (818) 995-7000
                                                               --------------
Securities registered pursuant to Section 12(b)
               of the Act:

          Title of each class                            Name of each exchange
                                                          on which registered

    Common stock, $.10 par value                        New York Stock Exchange
                                                         Pacific Stock Exchange

 Securities registered pursuant to Section 12(g)
             of the Act                                            NONE
                                                                   ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past ninety (90) days. Yes   X   No
                                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, (Estimated solely for purpose of this cover page. Only market value of shares held by officers, directors and 5% stockholders have been excluded.)

                         $8,904,645 as of May 11, 1995

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Common stock, $.10 par value; outstanding 13,697,107 shares as of May 11, 1995.

LIST HEREUNDER DOCUMENTS INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED.

                Portions of the 1995 Proxy Statement  Part III

                    HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                 Documents Incorporated by Reference and Index

                                                                     PAGE NUMBER
                                                                 1995 PROXY  INCLUDED
                                                                 STATEMENT    HEREIN

            PART I

Item 1.     Business                                                            1 - 6
Item 2.     Properties                                                          6
Item 3.     Legal Proceedings                                                   6
Item 4.     Submission of Matters to a Vote of Security Holders                 6

            PART II

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters                                         7
Item 6.     Selected Financial Data                                             7 - 8
Item 7.     Management's Discussion and Analysis of Operations
            and Financial Condition                                             8 - 16
Item 8.     Financial Statements and Supplementary Data                         16

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial Disclosure                  16

            PART III

Item 10.    Directors and Executive Officers of the Registrant         3,12     16 - 17
Item 11.    Executive Compensation                                     5-10     17
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                               2      17
Item 13.    Certain Relationships and Related Transactions               4      17

            PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                             18 - 35

            Signatures                                                          36

                                     PART I

ITEM 1.  BUSINESS

House of Fabrics, Inc. and subsidiaries (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 433 Company-owned stores in 34 states selling medium priced fabrics, crafts, notions, and sewing machines. The Company was incorporated in 1946 and has been in the retail fabric and notions business since that date.

In the fiscal year ended January 31, 1995, the Company's sales consisted of fabrics, sold by the yard and used principally for clothing, home decorating and crafts (46.4%), sewing notions and accessories (28.8%), crafts (19.4%) and sewing machines and related accessories (5.4%). Needlecrafts and sewing machines are sold in substantially all of the Company's stores.

In July, 1991, the Company acquired Fabricland, Inc. ("Fabricland") a specialty retailer of fabrics, sewing notions, yarns and crafts. Fabricland currently operates in the six western states and Alaska.

All of the Company's stores located west of the Rocky Mountains are operated under the name "House of Fabrics", "Fabricland" or "Fabric King". Its stores in other states are operated under the name "So-Fro Fabrics" or "House of Fabrics". The Company operates substantially all of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations, and does not engage in any franchising activity. The Company's stores range in size generally between 10,000 and 29,000 square feet and are called "super stores".

The Company purchases finished goods directly from mills and manufacturers and has facilities in South Carolina for processing and warehousing merchandise for distribution to its stores.

The company's executive offices are located at 13400 Riverside Drive, Sherman Oaks, California 91423-2598, and its telephone number is (818) 995-7000.

REORGANIZATION

On November 2, 1994 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The Company is currently operating its business as debtors-in-possession, subject to the supervision of the Bankruptcy Court.

EVENTS LEADING UP TO CHAPTER 11 FILING

The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores (see further discussion below) with the majority of the funds generated by the store liquidation sales to be used for permanent reductions of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales.

These events led to the Company's decision to file for protection under Chapter
11. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization pursuant to Chapter 11. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization to be filed by the Company that will be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditors' Committee has been formed and it reviews non-ordinary course of business transactions and is participating in the formulation of the plan of reorganization.

The Company has estimated the amount of prepetition liabilities subject to settlement under reorganization proceedings; however the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. This reconciliation process and/or the termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. The Company generally is continuing to pay interest on secured debt although principal payments have generally been suspended.

On March 31, 1995, the Company entered into and the Bankruptcy Court approved an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for cash borrowings of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. See Note 5 to the Consolidated Financial Statements included herein in Item 14.

RETAIL STORES AND RESTRUCTURING PLANS

The Company locates its stores primarily in cities with populations in excess of 25,000. The Company's stores range in size generally between 10,000 and 29,000 square feet and are located principally in neighborhood shopping centers or stand-alone locations. At January 31, 1995, the Company operated 433 stores in 34 states.

1993 PLAN

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") that, among other things, provided for the closure of its 110 then remaining mall stores, which averaged approximately 4,200 square feet. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:


Asset dispositions at closing                       $9,965,000
Operating losses through closing                     2,325,000
Lease termination and occupancy costs                  427,000
Professional fees and other store closing costs        192,000
                                                   -----------
                                                   $12,909,000
                                                   ===========




At January 31, 1995, a total of 93 stores have been closed under the 1993 Plan, and six of the remaining mall stores will be closed by August 31, 1995. The Company has canceled the planned closure of 11 mall stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000 their estimate of the reserve needed to complete the 1993 Plan. During fiscal 1995, mall store sales of $21,548,000 and operating losses of $5,656,000 were excluded from operating results and charged to the restructuring reserve.

1994 PLAN

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores bringing the total number of super stores slated for closure to 188. The 1994 Plan includes two groups of stores. The first group consists of 132 super stores that were turned over to a liquidation company to conduct the liquidation of store inventories. The liquidation sales began in September 1994 and were completed in February 1995. The second group of 56 super stores began liquidation in January 1995 and are expected to be completed by August 31, 1995.

Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $49,600,000 which included the following components:


Lease termination and occupancy costs              $17,600,000
Operating losses through closing                    14,700,000
Asset dispositions at closing                       14,100,000
Professional fees and other store closing costs      3,200,000
                                                   -----------
                                                   $49,600,000
                                                   ===========

At January 31, 1995, a total of 126 stores have been closed under the 1994 Plan, and 50 of the remaining super stores will be closed by August 31, 1995. The Company has canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During fiscal 1995, super store operating losses of $18,539,000 were excluded from operating results and charged to the restructuring reserve.

Under the 1993 Plan and the 1994 Plan, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases.

STORE OPERATIONS

Information with respect to the number of stores operated by the Company for each of the last three years is set forth below.


 YEAR ENDED
  JAN. 31     OPENED  CLOSED  TOTAL

      1995         1     213    433
      1994        31      81    645
      1993        91      63    695


The terms of the Company's leases range from month-to-month to 20 years. Most new leases are for a term of 10 to 15 years. Of the current leases, 74 expire in fiscal year ending 1999 or sooner.

Each store has a manager, an assistant manager and a number of full-time and part-time personnel averaging 19 per store. District sales managers are each responsible for supervising approximately 12 stores, and report to one of the Company's regional sales supervisors who in turn report to the Executive Vice President - Store Operations. Almost all district sales managers, and regional sales supervisors are former store managers.

MERCHANDISE INVENTORIES

In September 1993, the Company reduced the carrying value of certain of its inventories by $21,825,000 primarily to implement its repricing strategy for certain fabric, notion and craft inventories.

In August 1994, the Company implemented a new marketing and merchandising strategy that is designed to increase inventory turnover and attract a wider and more diverse customer base. The Company will narrow its fabric offerings, concentrating on fewer stock-keeping-units that will allow it to increase inventory turnover rates. In addition, the Company is shifting its merchandise mix to place more emphasis on craft and home decorating products. As a result of this new marketing and merchandising strategy, the Company recorded a markdown reserve of $19,000,000 to aggressively markdown and liquidate certain inventories that no longer fit into its revised merchandising model. As of January 31, 1995, $9,081,000 had been charged against the markdown reserve, and the Company believes that the balance of inventories contemplated by the markdown reserve will be liquidated during fiscal 1996.

FABRICS AND NOTIONS

All stores carry a fabric inventory for apparel and non-apparel use, which includes cottons, rayons, synthetics, woolens, silks and laces. Each store also sells notions, including threads, zippers, patterns, buttons, sewing accessories and ornamentations. Stores carry basic non-seasonal merchandise as well as stylized seasonal inventory purchased for the spring and fall seasons. The Company's policy is to avoid carrying stylized seasonal fabrics over to the following season, and at the end of each season such fabrics are normally marked down and sold.

The Company allows its customers to return any merchandise purchased. Returns, however, are not significant. The Company makes sales for cash, check, or credit card, and consequently offers no credit terms. Historically, inventory levels have tended to build slightly during the second and third quarters in anticipation of somewhat greater third and fourth quarter sales.

CRAFTS

The Company established craft departments in selected stores in 1981, and substantially all its stores now operate a craft department offering a diverse selection of products ranging from soft crafts to hard-line crafts, including florals, garment embellishments, needlework kits, needlepoint kits, yarn and seasonal gifts. In March, 1994, the Company opened a prototype of an expanded craft department, known as a "Creative Concept Center" ("CCC"). A CCC consists of expanded craft, floral and seasonal departments, with more emphasis on home decorating and quilting fabrics with a new merchandising approach. The goods are merchandised and displayed so as to generate high volume craft and seasonal product sales. The Company believes that the CCC will increase its craft sales without adversely affecting other department sales. The Company currently has opened eight CCC departments and plans to open approximately 10 additional CCC departments over the next year.

SEWING MACHINES

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

The Company's stores also carry other alternative brands of sewing machines.

PROCESSING AND SUPPLIERS

The Company purchases fabrics directly from mills, principally in the United States, and processes such fabrics at its facility in Mauldin, South Carolina (see "Properties"). The fabrics are generally received in bulk, unrolled and inspected, cut into 10 to 25-yard lengths, and rolled on fabrics boards and packaged for shipment to stores. Substantially all notions sold by the Company are purchased directly from manufacturers. The Company maintains a fleet of tractors and trailers for delivering inbound merchandise to some of its stores. The Company's fleet handles approximately 33% of total store deliveries and 68% of inbound bulk fabric freight. When possible, the Company seeks freight from third parties in connection with return trips to South Carolina, to minimize non-productive fleet travel.

The Company has no long-term contracts for the purchase of merchandise and purchases no more than 10% of its merchandise from any one supplier. The Company historically has been one of the largest purchasers of fabrics in the United States.

COMPETITION

The retail fabric, notion, sewing machine and craft businesses are highly competitive. In selling fabrics, notions and crafts, the Company competes with other national, regional, and the local retail fabric, craft and department stores. Competition in the fabric, notions and craft businesses is based primarily on location, product selection, quality, price and personal service. In selling sewing machines, the Company competes with department store chains and other independent dealerships (including independent Singer dealerships). While the Company is one of the largest Singer dealers in the United States, and most other fabric and notions retailers do not offer sewing machines, several of the Company's major home sewing competitors also are Singer dealers. Competition in the sewing machine business is based primarily on product, quality, price and service.

EMPLOYEES

As of January 31, 1995, the Company had approximately 8,600 employees, of whom approximately 8,200 were engaged in retail sales. Approximately 5,400 of these sales employees worked on a part-time basis. The number of Company employees increases during peak seasons. The Company has never experienced a work stoppage and no employees are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES

The Company's executive offices are located in a 72,000 square foot building in Sherman Oaks, California owned by the Company. The Company has leased approximately 22,684 square feet that it does not occupy to non-affiliated tenants.

House of Fabrics of South Carolina, Inc., a wholly-owned subsidiary of the Company, owns and leases parcels of land totaling approximately 28 acres from the County of Greenville, in Mauldin, South Carolina. The remaining lease is for a 20-year term ending in 1998. A 550,000 square foot warehouse and processing facility has been constructed on the properties, which was expanded by the addition of 240,000 square feet completed in July, 1993. The Company has guaranteed all obligations of the subsidiary under the lease. At the end of the lease term, the subsidiary has the right to acquire fee title to the remaining property at a nominal price. To finance the purchase of the land and construction of the plant, Greenville County issued three series of industrial revenue bonds in the aggregate principal amount of $4,750,000. One bond series matured in 1989 and another in 1992. The remaining bond series matures in fiscal 1998. The interest rate on the industrial bond series is 7% per annum. The lease provides (1) for annual payment of $125,000 which payment is sufficient to pay all interest on and to redeem the bond series by the end of the lease term, and (2) for the Company to pay all taxes.

The Company's leases for retail stores are described in leased facilities under "Business - Retail Stores and Restructuring Plans".

ITEM 3.  LEGAL PROCEEDINGS

On November 2, 1994 the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtors-in-possession pursuant to authorization of the Bankruptcy Court.

There are no other pending legal proceedings, except for ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part or to which any of their property is the subject. Except where a relief from stay has been granted, litigation against the Company has been stayed as a result of the filing under Chapter 11.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "HF". At May 1, 1995 there were approximately 1,380 registered stockholders.

The following table sets forth the high and low per share sales prices of the Company's common stock for the last two fiscal years.

                       YEAR ENDED        YEAR ENDED
                    JANUARY 31, 1995  JANUARY 31, 1994
                    ----------------  ----------------
                     HIGH      LOW     HIGH      LOW

  First Quarter       $7.50    $5.88   $13.50   $10.13
  Second Quarter      $6.50    $3.00   $11.75   $ 8.75
  Third Quarter       $4.13    $1.38   $ 9.00   $ 7.75
  Fourth Quarter      $2.00    $0.88   $ 8.88   $ 7.25


ITEM 6:  SELECTED FINANCIAL DATA


                                   1995           1994           1993           1992(A)          1991
SUMMARY OF OPERATIONS:

Sales                          $416,276,000   $546,664,000   $557,521,000   $493,062,000     $393,495,000

Gross Profit                   $159,893,000   $222,907,000   $256,823,000   $242,059,000     $197,529,000

Interest Expense               $ 13,983,000   $  8,176,000   $  5,296,000   $  4,039,000     $  2,308,000

Income Taxes (Benefit)         $ (2,325,000)  $(15,218,000)  $  3,750,000   $ 12,796,000     $  9,414,000

Net Income (Loss)              $(95,385,000)  $(29,542,000)  $  5,203,000   $ 19,691,000     $ 13,831,000

Net Income (Loss) Per Share    $      (6.96)  $      (2.16)  $        .37   $       1.44     $       1.13

Cash Dividends Per Share                  -              -              -              -     $        .06

Return (Loss) on Average
  Stockholders' Equity               (92.9)%        (17.9)%           2.9%          13.8%            13.0%

Return (Loss) on Average
  Tangible Stockholders'
  Equity                            (151.3)%        (23.8)%           3.7%          16.1%            13.0%
                               ------------   ------------   ------------   ------------     ------------

                              1995          1994          1993          1992(a)          1991

Year End Position

Assets                    $327,597,000  $393,055,000  $383,132,000  $363,698,000     $212,443,000

Long-Term Debt            $    454,000  $  2,862,000  $ 17,216,000  $  6,742,000     $ 11,216,000

Stockholders' Equity      $ 55,024,000  $150,409,000  $179,592,000  $182,592,000     $103,103,000

Tangible Stockholders'
  Equity                  $ 15,884,000  $110,197,000  $138,308,000  $141,758,000     $103,103,000

Stockholders' Equity
  Per Share               $       4.02  $      10.98  $      13.15  $      12.97     $       9.01

Tangible Stockholders'
  Equity Per Share        $       1.16  $       8.05  $      10.13  $      10.07     $       9.01

Number of Stores                   433           645           695           667              604
                          ------------  ------------  ------------  ------------     ------------

(a) On July 16, 1991, the Company acquired all of the common stock of Fabricland, Inc. See Note 2 to the consolidated financial statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 433 stores in 34 states as of January 31, 1995. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations.

OVERVIEW

Store for store sales decreased 11.3%, comparing the year ended January 31, 1995 to the previous fiscal year, and the net loss increased to $95,385,000 for the year ended January 31, 1995. The net loss for the years ended January 31, 1995 and 1994 includes restructuring charges of $49,600,000 and $12,909,000, respectively, to close a substantial number of stores. The net loss for the year ended January 31, 1995 also includes a charge to cost of sales of $19,000,000 to markdown and liquidate certain inventories that no longer fit into the Company's revised merchandising model. The net loss for the year ended January 31, 1994 includes a charge to cost of sales of $21,825,000 primarily to implement the Company's repricing strategy. Stockholders' equity decreased over the two years ended January 31, 1995 from $179,592,000 to $55,024,000.

This performance resulted from a variety of factors, including an overstored retail fabric industry, competitive conditions and a highly promotional environment in the industry, declining demand for fabrics used for apparel, weak economic conditions, especially in California and the East Coast, and lack of new product in the stores.

CHAPTER 11 REORGANIZATION

The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores (see further discussion below) with the majority of the funds generated by the store liquidation sales to be used for permanent reductions of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales. These events led to the Company's decision to file for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on November 2, 1994. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization pursuant to Chapter 11. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 3 to the Consolidated Financial Statements) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of January 31, 1995, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt although principal payments have generally been suspended.

RESULTS OF OPERATIONS

The consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 5 to the consolidated financial statements), and obtain financing sources to meet future obligations.

The following table sets forth, as a percentage of sales, selected items appearing in the consolidated statements of operations for the years ended January 31, 1995, 1994 and 1993.


                                      1995     1994     1993

Sales                                  100.0 %  100.0 %  100.0 %

Expenses:
Cost of Sales                           61.6     59.2     53.9
Store and Operating                     38.6     38.1     37.2
General and Administrative               8.7      7.0      6.3
Interest                                 3.4      1.5      1.0
Restructuring charges                   10.4      2.4
Reorganization costs                     0.8
                                       -----    -----    -----
Income (Loss) Before Income Taxes      (23.5)    (8.2)     1.6

Income Taxes (Benefit)                  (0.6)    (2.8)     0.7
                                       -----    -----    -----
Net Income (Loss)                      (22.9)%   (5.4)%    0.9 %
                                       =====    =====    =====

In both fiscal 1994 and 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies. A summary of each plan follows:

1993 PLAN

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") that, among other things, provided for the closure of its 110 then remaining mall stores. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:


Asset dispositions at closing                       $9,965,000
Operating losses through closing                     2,325,000
Lease termination and occupancy costs                  427,000
Professional fees and other store closing costs        192,000
                                                   -----------
                                                   $12,909,000
                                                   ===========

At January 31, 1995, a total of 93 stores have been closed under the 1993 Plan, and six of the remaining mall stores will be closed by August 31, 1995. The Company has canceled the planned closure of 11 mall stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000 their estimate of the reserve needed to complete the 1993 Plan. During fiscal 1995, mall store sales of $21,548,000 and operating losses of $5,656,000 were excluded from operating results and charged to the restructuring reserve.

1994 PLAN

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores bringing the total number of super stores slated for closure to 188. The 1994 Plan includes two groups of stores. The first group consists of 132 super stores that were turned over to a liquidation company to conduct the liquidation of store inventories. The liquidation sales began in September 1994 and were completed in February 1995. The second group of 56 super stores began liquidation in January 1995 and are expected to be completed by August 31, 1995.

Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $49,600,000 which included the following components:


Lease termination and occupancy costs              $17,600,000
Operating losses through closing                    14,700,000
Asset dispositions at closing                       14,100,000
Professional fees and other store closing costs      3,200,000
                                                   -----------
                                                   $49,600,000
                                                   ===========

At January 31, 1995, a total of 126 stores have been closed under the 1994 Plan, and 50 of the remaining super stores will be closed by August 31, 1995. The Company has canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During fiscal 1995, super store operating losses of $18,539,000 were excluded from operating results and charged to the restructuring reserve.

A reconciliation of the restructuring charge reported in the Company's Statement of Operations for the year ended January 31, 1995 is as follows:


1994 Plan restructuring charge                                     $49,600,000
Cancellation of planned closure of 11 stores under the 1993 Plan    (1,300,000)
Cancellation of planned closure of 12 stores under the 1994 Plan    (2,900,000)
Change in estimate of reserve needed to complete the 1993 Plan      (1,900,000)
                                                                   -----------
                                                                   $43,500,000
                                                                   ===========

Under the 1993 and 1994 Plans, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases.

MERCHANDISE INVENTORIES

In September 1993, the Company reduced the carrying value of certain of its inventories by $21,825,000 primarily to implement its repricing strategy for certain fabric, notion and craft inventories.

In August 1994, the Company implemented a new marketing and merchandising strategy that is designed to increase inventory turnover and attract a wider and more diverse customer base. The Company will narrow its fabric offerings, concentrating on fewer stock-keeping-units that will allow it to increase inventory turnover rates. In addition, the Company is shifting its merchandise mix to place more emphasis on craft and home decorating products. As a result of this new marketing and merchandising strategy, the Company recorded a markdown reserve of $19,000,000 to aggressively markdown and liquidate certain inventories that no longer fit into its revised merchandising model. As of January 31, 1995, $9,081,000 had been charged against the markdown reserve, and the Company believes that the balance of inventories contemplated by the markdown reserve will be liquidated during fiscal 1996.

SALES

Sales for the year ended January 31, 1995 decreased 23.9% to $416,276,000, from $546,664,000 in the prior fiscal year. The decrease in sales of $130,388,000, consisted of an 11.3% decrease in store for store sales, in addition to the elimination of sales in fiscal 1995 for stores under the 1994 Plan of $59,375.000. Sales that were eliminated under the 1993 Plan in fiscal 1995 amounted to $21,548,000. During fiscal 1995, the Company closed 72 mall stores under the 1993 Plan, 126 super stores under the 1994 Plan and 15 additional stores not included in either plan. The Company opened one store during fiscal 1995.

The decrease in store for store sales resulted from the lack of product in the stores for both basics and for the fall selling season. The company experienced severe liquidity issues that prevented it from being able to acquire the proper level of goods necessary to stock its stores adequately. In addition, the Company began liquidation of underperforming super stores in September 1994, along with the liquidation of the remaining mall stores. Many of the liquidation stores were in direct competition with the Company's continuing store base and negatively affected the continuing store sales. The decrease in store for store sales also resulted in part from competitive pressure in the fabric retailing industry. The Company will continue to close super stores under the 1994 Plan in addition to mall stores under the 1993 Plan as described above through August 31, 1995.

Sales for the year ended January 31, 1994 decreased 0.2% to $546,664,000 from $557,521,000 in the prior year. The decrease in sales of $10,857,000 consisted of a 2.2% decrease in store for store sales, in addition to the elimination of sales for mall stores under the 1993 Plan of $18,750,000 all of which were substantially offset by sales attributable to new stores which exceeded sales attributable to closed stores. During fiscal 1994, the Company closed 21 mall stores under the 1993 Plan, closed 39 mall stores that were not part of the 1993 Plan, closed 21 super stores, and opened 31 super stores. The decrease in store for store sales resulted in part from the generally poor economic conditions (including California, which had 154 of the Company's super stores at January 31, 1994) and the competitive pressure in the fabric retailing industry.

COST OF SALES

Gross profit as a percentage of sales decreased to 38.4% for the year ended January 31, 1995 from 40.8% for the year ended January 31, 1994. Gross profit was decreased in fiscal 1995 by $19,000,000 (4.6% of sales) to aggressively markdown and liquidate certain inventories that no longer fit into the Company's merchandising model and in fiscal 1994 by $21,825,000 (4.0% of sales) primarily to implement the Company's repricing strategy for certain fabric, notion and craft inventories. In addition to the decrease in gross profit resulting from these charges, gross profit as a percentage of sales decreased in fiscal 1995 in comparison to fiscal 1994 due to (1) lower sales prices which resulted from the highly promotional and competitive environment, (2) an increase in craft sales as a percentage of total sales which generally have lower margins, and (3) decreased purchase volume discounts resulting from lower purchases during fiscal 1995 compared to fiscal 1994.

Gross profit as a percentage of sales decreased to 40.8% for the year ended January 31, 1994 from 46.1% for the year ended January 31, 1993. This decrease was due primarily to the $21,825,000 reduction in inventory carrying value recorded during the third quarter of fiscal 1994.

STORE AND OPERATING EXPENSES

Store and operating expenses for the year ended January 31, 1995 decreased $47,532,000 to $160,538,000 from $208,070,000 for the prior fiscal year. As a percent of sales these expenses increased to 38.6% for the year ended January 31, 1995 from 38.1% for the prior fiscal year primarily due to higher fixed costs as a percentage of sales in fiscal 1995 as compared to fiscal 1994, which resulted from reduced sales from the Company's inability to acquire the proper level goods necessary to stock its stores adequately.

Store and operating expenses for the year ended January 31, 1994 increased $679,000 to $208,070,000 from $207,391,000 for the prior fiscal year. As a percent of sales, these expenses increased to 38.1% for the year ended January 31, 1994 from 37.2% for the prior fiscal year, principally as a result of increased rents for super stores which have higher rent expense due to larger square footages, partially offset by a decrease in payroll expense, which is part of the Company's strategy to reduce controllable expenses to their lowest possible levels.

GENERAL AND ADMINISTRATIVE

General and administrative expense as a percent of sales increased to 8.7% for the year ended January 31, 1995 from 7.0% for the prior fiscal year, primarily as a result of higher fixed costs as a percentage of sales in fiscal 1995 as compared to fiscal 1994. In addition, the store liquidation process that continued throughout fiscal 1995 and the reorganization process that began in the latter portion of fiscal 1995 require substantial administrative support, although such efforts do not support reported sales as the operations of the liquidation stores are charged to the restructuring reserves. The amount of general and administrative expenses decreased for the year ending January 31, 1995 in comparison to the prior fiscal year primarily as a result of reductions in personnel. General and administrative payroll costs decreased $2,200,000 for fiscal 1995 in comparison to fiscal 1994.

General and administrative expense as a percent of sales increased to 7.0% for the year ended January 31, 1994 from 6.3% for the prior fiscal year, primarily as a result of higher insurance-related expenses.

INTEREST

Interest expense for the year ended January 31, 1995 increased $5,807,000 compared to the prior fiscal year primarily as a result of an increase in the Company's average effective borrowing rates which resulted from market rate increases and interest penalties charged when the Company was in default under its loan agreement, prior to the Chapter 11 filing.

Interest expense for the year ended January 31, 1994 increased $2,880,000 compared to the prior fiscal year as a result of an increase in average borrowings during the period of $36,071,000 in addition to an increase in the Company's average effective borrowing rates.

REORGANIZATION COSTS

Costs associated with the Company's Chapter 11 filing amounted to $3,416,000 for the year ended January 31, 1995, which were comprised primarily of professional fees. Store closure costs, including lease termination costs, are included in the statement of operations as a component of restructuring charges (see discussion above). The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

INCOME TAXES

Income tax benefit decreased to $2,325,000 for the year ended January 31, 1995, compared to $15,218,000 for the prior fiscal year. As a percentage of loss before income taxes, the tax benefit for the year ended January 31, 1995 decreased to 2.4% from 34.0% for the prior fiscal year. The decrease in the rate of benefit occurred because only a portion of the net operating loss generated in fiscal 1995 can be used to obtain refunds of income taxes paid in previous years. Refundable taxes reflected in the consolidated balance sheet at January 31, 1995 amount to $6,351,000. The net operating loss not used to obtain refunds creates a net operating loss carryforward which, together with other deferred tax assets, have been reduced, in aggregate, to their estimated net realizable balance through a valuation allowance. (See Note 6 to the Consolidated Financial Statements.)

Realization of the Company's deferred tax assets at January 31, 1994 was considered more likely than not because the Company had taxable income in prior carryback years to absorb future tax deductions related to the deferred tax assets. Accordingly, an allowance to reduce the value of the deferred tax assets was not considered necessary at January 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Filing Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization. Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved by the Bankruptcy court will be made. There is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court.

Inherent in a successful plan of reorganization is a capital structure that will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and current obligations. Accordingly, the rights of prepetition creditors and the ultimate payment of their claims may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 filing or its effects on the Company's business or on the interests of creditors or stockholders.

Beginning in the second quarter of fiscal 1995 and through the Filing Date, the Company experienced significant credit restrictions and operating losses that prevented it from making merchandise inventory purchases that otherwise would have been made. In addition, the Company was in the process of liquidating stores under the 1993 Plan and began the process of liquidating stores under the 1994 Plan.

The Company was required to segregate the proceeds of the store liquidations in an account that was controlled by Bank of America NT & SA pending the reconciliation and settlement of inventory reductions under the Company's loan agreement with the bank. These circumstances, together with the stay of payments for prepetition liabilities provided under the Chapter 11 filing, enabled the Company to report cash balances at January 31, 1995 of $47,381,000. Net cash provided by operating activities amounted to $55,474,000 for the year ended January 31, 1995 compared to cash used in operating activities for the year ended January 31, 1994 of $28,888,000.

For the year ended January 31, 1994, the Company reduced the number of new stores opened or acquired from 91 stores in fiscal 1993 to 31 stores in fiscal 1994. One store was opened in fiscal 1995. Capital expenditures for the years ended January 31, 1995, 1994 and 1993, relating primarily to new store openings, were $1,523,000, $12,425,000 and $21,776,000, respectively. Proceeds from the sale of property during fiscal 1995 resulted primarily from the disposition of the warehouse in Portland, Oregon that was classified as available for sale.

The Company's net operating loss generated in fiscal 1994 was carried back to prior fiscal years and resulted in a tax refund of approximately $8,000,000. As of January 31, 1995, the Company has additional tax refunds that will be obtained as a result of the fiscal 1995 net operating loss. Refundable taxes at January 31, 1995 amount to $6,351,000, which are expected to be realized during fiscal 1996.

As described in Note 4 to the consolidated financial statements, the Company has a Credit Agreement with a banking group for which Bank of America, NT & SA acts as Agent Bank. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company, excluding property. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's debtors-in-possession financing agreement. Under such agreement, up to a total of $28,000,000 of permanent principal reductions may be required based on a preapproved formula through January 31, 1996 of which $6,000,000 was repaid through March 31, 1995. The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets.

In connection with the Chapter 11 filing, subsequent to January 31, 1995, the Company entered into and the Bankruptcy Court approved an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for cash borrowing of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate, generally, on January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

The Company expects to continue closing stores under the 1993 Plan and the 1994 Plan through August 31, 1995. Currently, the Company anticipates that total capital expenditures for fiscal 1996 will approximate $6,000,000 which includes an investment to upgrade its computer systems.

The Company believes that its ongoing operating cash flow, the D.I.P. Financing agreement, and the refund of income taxes should enable to Company to meet liquidity requirements in fiscal 1996. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement and obtain financing sources to meet future obligations.


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the report thereon of Deloitte & Touche LLP, independent auditors, are included herein in
Item 14. on pages 19 to 35.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is included on pages 3 and 12 of the Company's 1995 Proxy Statement and is incorporated by reference herein.

EXECUTIVE OFFICERS OF REGISTRANT


NAME                   AGE  POSITION AND OFFICE

Barney Sofro            53  Chairman of the Board, and a Director since 1970.

Gary L. Larkins         52  President and Chief Executive Officer, and a Director since 1978.

Donald R. Ardemagni     62  Executive Vice President - Buying since 1988.

Michael Brown           37  Senior Vice President - Store Operations since
                            September, 1994. From June, 1994 to September, 1994 he
                            was Vice President - Retail Sales; January, 1993 to
                            May, 1994, Regional Sales Manager; September, 1991 to
                            December 1992 District Sales



NAME                   AGE  POSITION AND OFFICE
                            Manager; August, 1991 to November, 1991 Store Manager.
                            Prior to that he was Director of Preventive Services
                            and Education for the Rock Island County Council
                            of Addictions.

Marvin S. Maltzman     58   Sr. Vice President - Administration, Secretary and
                            General Counsel since 1993; Vice President, Secretary
                            and General Counsel from 1980 to 1993, and a Director
                            since 1991

Richard H. Shelton III 51   Sr. Vice President - Warehouse and Distribution since 1993.  Vice President - Warehouse and
                            Distribution from 1988 to 1993.

James C. Webb          51   Sr. Vice President - Real Estate since 1993.  Prior to that he was Vice President - Real Estate.

L. Jay Bowen           48   Vice President - Notions.

Mary A. Deaver         30   Vice President - Home Merchandise since September,
                            1994.  From June, 1994 to August, 1994 she was a Craft
                            Merchandise Manager; from January, 1991 to May, 1994
                            she was a Craft Buyer.  Prior to January, 1991 she was
                            a Buyer for Michael's Incorporated.

Norman L. Salvesen     42   Vice President - Controller since September, 1994.
                            From June, 1994 to August, 1994 he was Controller.
                            Prior to that he was Corporate Controller for Toshiba
                            America Information Systems, Inc. from September, 1991
                            to May, 1994, and prior to that Assistant Company
                            Controller for Toshiba America Information Systems,
                            Inc.

Disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, is contained on page 13 of the Company's 1995 Proxy Statement and is incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

This information is included on pages 5 through 10 of the Company's 1995 Proxy Statement and is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included on page 2 of the Company's 1995 Proxy Statement and is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included on page 4 of the Company's 1995 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as a part of this report.

                                                                        PAGE
    1.  Financial statements;

        Independent Auditors' Report                                   19
        Consolidated Balance Sheets as of January 31, 1995 and 1994    20 - 21
        Consolidated Statements of Operations
          for the Years Ended January 31, 1995, 1994 and 1993          22
        Consolidated Statements of Stockholders' Equity
          for the Years Ended January 31, 1995, 1994 and 1993          23
        Consolidated Statements of Cash Flows
          for the Years Ended January 31, 1995, 1994 and 1993          24
        Notes to Consolidated Financial Statements                     25 - 35

(b) Reports on Form 8-K
    A report on Form 8-K was filed during the quarter ended January 31, 1995 on November 9, 1994 which reported the Chapter 11 Bankruptcy filing, the resignation of a director, and the appointment of a new director.

(c) Exhibits (Attached to Complete Copies)


    Exhibit 10(a)            $20,000,000 Revolving Credit Agreement among House of Fabrics, Inc., House of Fabrics of South
                             Carolina, Inc., Sofro Fabrics, Inc. and Metrolina Express, Inc. and The Financial Institutions party hereto and Bank of America National Trust and Savings Association, as Issuing Bank and Bank of America
                             National Trust and Savings Association, as Agent Dated as of March 31, 1995.

    Exhibit 22               Subsidiaries of the Registrant

    Exhibit 23.1             Independent Auditors' Consent.

    Exhibit 27               Financial Data Schedule.

    Exhibit 28               Additional Exhibits.

To the Stockholders and Board of Directors of House of Fabrics, Inc.

We have audited the accompanying consolidated balance sheets of House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the Company) as of January 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of House of Fabrics, Inc. And subsidiaries as of January 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business. The outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company is currently operating its business as Debtors-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of profitability and cash flow from operations, (3) maintain compliance with its Debtors-in-Possession financing agreement, and (4) obtain financing sources to meet future obligations. The consolidated financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.



DELOITTE & TOUCHE LLP
Costa Mesa, California
May 5, 1995

CONSOLIDATED BALANCE SHEETS
House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)


JANUARY 31                                              1995           1994

ASSETS
Current Assets:
  Cash                                              $ 47,381,000   $  9,758,000
  Receivables, net                                    12,877,000      9,765,000
  Merchandise Inventories, net                       132,963,000    243,151,000
  Prepaid Expenses and Other Current Assets           35,709,000      5,601,000
  Refundable Income Taxes                              6,351,000     10,738,000
  Deferred Income Taxes                                1,655,000      4,538,000
                                                    ------------   ------------

Total Current Assets                                 236,936,000    283,551,000

Property:
  Land                                                 1,729,000      1,729,000
  Buildings                                           15,035,000     14,403,000
  Furniture & Fixtures                                52,637,000     67,845,000
  Leasehold Improvements                              24,909,000     36,067,000
                                                    ------------   ------------

                                                      94,310,000    120,044,000
  Less Accumulated Depreciation and Amortization     (47,695,000)   (54,454,000)
                                                    ------------   ------------
  Property, net                                       46,615,000     65,590,000

Deferred Income Taxes                                  2,842,000
Property Held for Sale                                                2,740,000
Other Assets                                           2,064,000        962,000
Goodwill, net                                         39,140,000     40,212,000
                                                    ------------   ------------

                                                    $327,597,000   $393,055,000
                                                    ============   ============



See independent auditor's report and
notes to consolidated financial statements.


JANUARY 31                                               1995          1994

LIABILITIES
Current Liabilities:
  Accounts Payable                                   $ 12,806,000  $ 55,890,000
  Accrued Liabilities                                  24,851,000    24,688,000
  Restructuring Reserve                                19,583,000     1,877,000
  Notes Payable to Banks                                        -   143,000,000
  Current Portion of Long-Term Debt                             -     1,963,000
                                                     ------------  ------------

Total Current Liabilities                              57,240,000   227,418,000
                                                     ------------  ------------

Deferred Income Taxes                                   4,497,000     3,110,000
Long-Term Debt                                                  -     2,862,000
Other Long-Term Liabilities                                           9,256,000
Liabilities Subject to Compromise under
  reorganization proceedings                          210,836,000             -
                                                     ------------  ------------

Total Liabilities                                     272,573,000   242,646,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 Par Value;
  Authorized 1,000,000 Shares; Outstanding, None
Common Stock, $.10 Par Value;
  Authorized 29,000,000 Shares; 13,697,107 Shares
  Issued and Outstanding in 1995 and 1994               1,370,000     1,370,000
Paid-In Capital                                        46,880,000    46,880,000
Retained Earnings                                       6,774,000   102,159,000
                                                     ------------  ------------
  Total Stockholders' Equity                           55,024,000   150,409,000
                                                     ------------  ------------

                                                     $327,597,000  $393,055,000
                                                     ============  ============


See independent auditor's report and
notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)



FOR THE YEARS ENDED JANUARY 31,                    1995           1994           1993
Sales                                          $416,276,000   $546,664,000   $557,521,000

Expenses:
  Cost of Sales                                 256,383,000    323,757,000    300,698,000
  Store and Operating                           160,538,000    208,070,000    207,391,000
  General and Administrative                     36,166,000     38,512,000     35,183,000
  Interest                                       13,983,000      8,176,000      5,296,000
  Restructuring Charge                           43,500,000     12,909,000              -
                                               ------------   ------------   ------------

Total Expenses                                  510,570,000    591,424,000    548,568,000
                                               ------------   ------------   ------------

Income (Loss) Before Income Taxes (Benefit)
  and Reorganization  Costs                     (94,294,000)   (44,760,000)     8,953,000
Reorganization Costs                              3,416,000
                                               ------------   ------------   ------------

Income (Loss) Before Income Taxes (Benefit)     (97,710,000)   (44,760,000)     8,953,000

Income Taxes (Benefit)                           (2,325,000)   (15,218,000)     3,750,000
                                               ------------   ------------   ------------

Net Income (Loss)                              $(95,385,000)  $(29,542,000)  $  5,203,000
                                               =============  =============  ============

Net Income (Loss) Per Share                    $      (6.96)  $      (2.16)  $        .37
                                               =============  =============  ============




See independent auditor's report and
notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
House of Fabrics, Inc. and Subsidiaries
(Debtors-In-Possession)

                                                      COMMON       PAID-IN        RETAINED
                                                      STOCK        CAPITAL        EARNINGS
Balance, February 1, 1992                          $1,432,000   $ 59,621,000   $126,498,000

Exercise of Stock Options                               5,000        346,000              -
Tax Benefit Related to Stock Options                        -        214,000              -
Net Income                                                  -              -      5,203,000
                                                   ----------   ------------   ------------

Balance, January 31, 1993                           1,437,000     60,181,000    131,701,000

Exercise of Stock Options                               4,000        318,000              -
Tax Benefit Related to Stock Options                        -         37,000              -
Net Loss                                                    -              -    (29,542,000)
Treasury Stock Retired                                (71,000)   (13,656,000)             -
                                                   ----------   ------------   ------------

Balance, January 31, 1994                           1,370,000     46,880,000    102,159,000

Net Loss                                                    -              -    (95,385,000)
                                                   ----------   ------------   ------------

Balance, January 31, 1995                          $1,370,000   $ 46,880,000   $  6,774,000
                                                   ==========   ============   ============

See Independent Auditors Report and
Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)


FOR THE YEARS ENDED JANUARY 31,                                         1995           1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                   $(95,385,000)  $(29,542,000)  $  5,203,000
Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used In) Operating Activities:
    Depreciation and Amortization                                     10,329,000     11,186,000      9,853,000
    Loss on Disposal of Fixed Assets                                   1,035,000      1,605,000        706,000
    Deferred Income Taxes                                              1,428,000     (5,623,000)       234,000
    Restructuring and Inventory Valuation Charges                     62,500,000     34,734,000

    Changes in Assets and Liabilities, Net of the Effects of the
       Acquisition of Businesses:
    Receivables                                                       (3,112,000)    (2,929,000)       719,000
    Merchandise Inventories                                           91,188,000    (10,714,000)    (7,103,000)
    Prepaid Expenses, Refundable Income Taxes and
      Other Assets                                                   (26,823,000)    (9,492,000)    (1,024,000)
    Accounts Payable and Accrued and Other Liabilities               (42,921,000)   (18,113,000)   (16,890,000)
    Restructuring Reserve                                            (25,390,000)
    Operating Payables subject to compromise
      under Reorganization Proceedings                                82,625,000
                                                                    ------------   ------------   ------------

  Net Cash Provided by (Used In) Operating Activities                 55,474,000    (28,888,000)    (8,302,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                  (1,523,000)   (12,425,000)   (21,776,000)
Proceeds from Sale of Property                                         3,286,000      1,143,000        718,000
Acquisition of Businesses                                                                           (1,200,000)
                                                                    ------------   ------------   ------------

  Net Cash Provided by (Used In) Investing Activities                  1,763,000    (11,282,000)   (22,258,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Long-Term Debt                                           (3,280,000)    (1,205,000)   (11,469,000)
Issuance of Long-Term Debt                                                                          15,000,000
Proceeds from Exercise of Stock Options                                                 322,000        351,000
Net Borrowings (Repayments) Under Line of Credit Agreements          (16,334,000)    48,597,000     40,261,000
Purchase of Treasury Stock                                                                         (13,727,000)
                                                                    ------------   ------------   ------------

   Net Cash (Used In) Provided by Financing Activities               (19,614,000)    47,714,000     30,416,000
                                                                    ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                       37,623,000      7,544,000       (144,000)
CASH AT BEGINNING OF YEAR                                              9,758,000      2,214,000      2,358,000
                                                                    ------------   ------------   ------------


CASH AT END OF YEAR                                                 $ 47,381,000   $  9,758,000   $  2,214,000
                                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Interest Paid                                                     $ 14,275,000   $  8,562,000   $  5,410,000
  Income Taxes Paid (Refunded)                                      $ (7,876,000)  $   (891,000)  $  1,332,000


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES -
During the year ended January 31, 1994, long-term debt of $15,000,000 was converted into Notes Payable to Banks. During the years ended January 31, 1995 and 1994, loss on disposal of property charged to the restructuring reserve amounted to $8,417,000 and $123,000, respectively.



See independent auditor's report and
notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Note 1:  Reorganization, Basis of Reporting and Restructuring Plans

REORGANIZATION AND BASIS OF REPORTING:

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 433 stores in 34 states as of January 31, 1995. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores (see further discussion below) with the majority of the funds generated by the store liquidation sales to be used for permanent reduction of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales. These events led to the Company's decision to file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11) on November 2, 1994. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 3) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of January 31, 1995, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt although principal payments have generally been suspended.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)


confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 5) and obtain financing sources to meet future obligations.

RESTRUCTURING PLANS:

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies.

1993 Plan
- ---------

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:


Asset dispositions at closing                       $9,965,000
Operating losses through closing                     2,325,000
Lease termination and occupancy costs                  427,000
Professional fees and  other store closing costs       192,000
                                                   -----------
                                                   $12,909,000
                                                   ===========

At January 31, 1995, a total of 93 stores have been closed under the 1993 Plan, and six of the remaining mall stores will be closed by August 31, 1995. The Company has canceled the planned closure of 11 mall stores due to better than expected performance and has subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000, their estimate of the reserve required to complete the 1993 Plan. During fiscal 1995, mall store sales of $21,548,000 and operating losses of $5,656,000 were excluded from operating results and charged to the restructuring reserve.

1994 Plan
- ---------

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores, bringing the total number of super stores slated for closure to 188. The 1994 Plan includes two groups of stores. The first group consists of 132 super stores that were turned over to a liquidation company to conduct the liquidation of store inventories. The liquidation sales began in September 1994 and were completed in February 1995. The second group of 56 super stores began liquidation in January 1995 and are expected to be completed by August 31, 1995.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Accordingly, in the third quarter of fiscal 1995, the Company recorded a pretax restructuring charge of $49,600,000 which included the following components:


Lease termination and occupancy costs    $17,600,000
Operating losses through closing          14,700,000
Asset dispositions at closing             14,100,000
Professional fees and other
store closing costs                        3,200,000
                                         -----------
                                         $49,600,000
                                         ===========

At January 31, 1995, a total of 126 stores have been closed under the 1994 Plan, and 50 of the remaining super stores will be closed by August 31, 1995. The Company has canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During fiscal 1995, super store sales of $59,375,000 and operating losses of $18,539,000 were excluded from operating results and charged to the restructuring reserve.

A reconciliation of the restructuring charge reported in the Company's Consolidated Statement of Operations for the year ended January 31, 1995 is as follows:


1994 Plan Restructuring Charge           $49,600,000
Cancellation of planned closure of
 11 stores under 1993 Plan                (1,300,000)
Cancellation of planned closure of 12
 stores under 1994 Plan                   (2,900,000)
Change in estimate of reserve needed
 to complete 1993 Plan                    (1,900,000)
                                         -----------

                                         $43,500,000
                                         ===========

Under the 1993 Plan and the 1994 Plan, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases.

Merchandise Inventories

In September 1993, the Company reduced the carrying value of certain of its inventories by $21,825,000 primarily to implement its repricing strategy for certain fabric, notion and craft inventories.

During the third quarter of fiscal 1995, the Company implemented a new marketing and merchandising strategy that is designed to increase inventory turnover and attract a wider and more diverse customer base. The Company will narrow its fabric offerings, concentrating on fewer stock-keeping-units that will allow it to

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

increase inventory turnover rates. In addition, the Company is shifting its merchandise mix to place more emphasis on craft and home decorating products.
As a result of this new marketing and merchandising strategy, the Company recorded a markdown reserve of $19,000,000 to aggressively mark down and liquidate certain inventories that no longer fit into its revised merchandising model. As of January 31, 1995, $9,081,000 had been charged against the markdown reserve, and the Company believes that the balance of inventories contemplated by the markdown reserve will be liquidated during fiscal 1996.


Note 2:  Summary of Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly-owned. The Company's subsidiaries include Fabricland, Inc., So-fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Inventories - Merchandise inventories are stated at the lower of cost or market, cost being determined on the retail first-in, first-out method. Store inventories are counted on a cycle basis throughout the year, and markdowns are taken currently on out of season and discontinued merchandise.

Property - Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method at rates based on the estimated lives of the assets. Leasehold improvements are amortized over the estimated life of the improvement or the term of the lease, whichever is shorter.

Property Held for Sale - Property held for sale is valued at the lower of cost or market and comprised a warehouse in Portland, Oregon, that was not currently in use by the Company. The warehouse was sold during fiscal 1995.

Reorganization Costs - Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. Reorganization costs for the year ended January 31, 1995 consisted primarily of professional fees. Cash paid for reorganization costs during the year ended January 31, 1995 amounted to $2,517,000.

Income Taxes - Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires a liability approach in accounting for income taxes. Deferred tax assets and liabilities are recognized based on enacted tax laws for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized. For fiscal years prior to 1994, the Company accounted for income taxes under the deferred method as promulgated by Accounting Principles Board Opinion No. 11. The cumulative effect of adopting SFAS No. 109 was not material to the Consolidated Financial Statements.

Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average number of shares of common stock and the dilutive effect, if any, of common stock equivalents outstanding during the year: 13,697,107 in 1995, 13,688,941 in 1994, and 13,990,112 in 1993.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Fair Value of Financial Instruments - The carrying amounts of receivables and accounts payable represent a reasonable estimate of their fair values. The carrying amounts of the Company's various debt instruments approximate fair value because their interest rates are based on variable reference rates. Subsequent to the Chapter 11 filing, a limited market has developed for the trading of prepetition claims against the Company. However, since the market for claims against companies under Chapter 11 is not well developed, no reliable source of market prices is available.

Goodwill - The recoverability of Goodwill attributable to the acquisition of Fabricland in fiscal 1992 is analyzed annually based on actual and projected
levels of profitability. Goodwill is being amortized over a 40-year period.   As
of January 31, 1995, accumulated amortization of goodwill totaled $3,741,000.

Reclassifications - Certain amounts in prior fiscal year financial statements have been reclassified to correspond to current year classifications.


Note 3:  Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following as of January 31, 1995:


 Secured Liabilities:
  Notes payable to banks (see Note 4)              $126,666,000
  Long term debt (see Note 7)                         1,545,000

 Unsecured Liabilities:
  Accounts payable, trade                            76,875,000
  Other payables and accrued expenses                 5,750,000
                                                   ------------
                                                   $210,836,000
                                                   ============

A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of January 31, 1995, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Note 4:  Notes Payable to Banks

The Company has a credit agreement (Credit Agreement) for which Bank of America NT & SA acts as agent bank. The Credit Agreement provides for maximum borrowings of $126,666,000 and bears interest at 10.7% as of January 31, 1995. Borrowings were limited to 60 percent of eligible inventory through January 31, 1995 and are limited to 55 percent thereafter.

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

As a result of the significant loss the Company experienced in fiscal 1995, the Company was unable to remain in compliance with certain of its financial covenants. On September 13, 1994, the Credit Agreement was amended to provide a limited waiver of covenant defaults existing as of September 1, 1994 and also to provide relief from other potential defaults through November 11, 1994. However, on November 2, 1994 the Company filed for relief under Chapter 11 of the United States Bankruptcy Code as described in Note 1. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement (see Note 5). Under such agreement, up to a total of $28,000,000 of permanent principal reductions may be required based on a preapproved formula through January 31, 1996, of which $6,000,000 was repaid through March 31, 1995.

The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets (see Note 3).


Note 5:  Debtors-in-Possession Financing

Subsequent to January 31, 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for cash borrowings of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate, generally, on January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Note 6:  Income Taxes

Income taxes (benefit) was as follows:


FOR THE YEARS ENDED JANUARY 31,                                        1995              1994               1993

  Current:
   Federal                                                         $(4,003,000)      $ (9,745,000)       $3,199,000
   State                                                               250,000            150,000           317,000
                                                                   -----------       ------------         ---------
                                                                    (3,753,000)        (9,595,000)        3,516,000
                                                                   -----------       ------------         ---------
  Deferred:
   Federal                                                           1,434,000         (5,272,000)          350,000
   State                                                                (6,000)          (351,000)         (116,000)
                                                                   -----------       ------------         ---------
                                                                     1,428,000         (5,623,000)          234,000
                                                                   -----------       ------------         ---------
  Income taxes (benefit)                                           $(2,325,000)      $(15,218,000)       $3,750,000
                                                                   ===========       ============        ==========


A reconciliation to the statutory federal income tax rate is as follows:



FOR THE YEARS ENDED JANUARY 31,                                        1995                          1994                     1993
                                                   -------------------------------------------------------------------------------
                                                                  Effective                    Effective                  Effective
                                                      Amount        Rate         Amount          Rate         Amount         Rate
                                                   -------------------------------------------------------------------------------
Federal income taxes at the
 statutory rate                                    $(34,199,000)     (35.0)%  $(15,666,000)         (35.0)% $3,044,000        34.0%

Increase in Valuation  Allowance                     28,355,000       29.0

State taxes, net of federal benefit                     163,000        0.2        (245,000)          (0.5)     312,000         3.5

Amortization of intangibles                             375,000        0.4         364,000            0.8      435,000         4.9

Other                                                 2,981,000        3.0         329,000            0.7      (41,000)       (0.5)
                                                   ------------     -------   ------------   ------------   ----------   ---------

Income taxes (benefit)                             $ (2,325,000)      (2.4)%  $(15,218,000)         (34.0)% $3,750,000        41.9%
                                                   ============     =======   ============   ============   ==========   =========

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Deferred tax assets and liabilities comprise the following at January 31, 1995 and 1994:


                                                   1995          1994

Restructuring reserve                          $  6,658,000   $3,785,000

Net operating loss carryforward                  18,200,000

Inventory reserve                                 3,373,000    1,809,000

Medical claims reserve                              723,000      552,000

Vacation pay reserve                                380,000      356,000

Rent reserve                                        876,000      399,000

Other reserves                                    2,744,000      453,000

Other                                                16,000      222,000

Valuation allowance                             (28,355,000)
                                               ------------   ----------

Total deferred tax assets                      $  4,615,000   $7,576,000
                                               ============   ==========

Depreciation and other property differences    $  4,497,000   $5,971,000

Other                                               118,000      177,000
                                               ------------   ----------
Total deferred tax liabilities                 $  4,615,000   $6,148,000
                                               ============   ==========

The Company's taxable loss incurred in fiscal 1995 resulted in an expected refund of taxes paid in previous years and the establishment of a net operating loss carryforward, which will expire in fiscal 2010. The net realizable balance of deferred tax assets at January 31, 1995 was determined based on the extent that they can be offset by future reversals of deferred tax liabilities. Deferred tax assets at January 31, 1994, with the exception of the net operating loss carryforward, will reverse generally in fiscal 1996.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)

Note 7:  Long Term Debt

Long term debt consists of the following at January 31:


                                                       1995              1994
                                                       ----              ----
7% first mortgage industrial revenue bonds          $  375,000     $  500,000
Notes payable to bank-Fabricland                       861,000      3,924,000
Other notes payable                                    309,000        401,000
                                                    ----------     ----------
                                                     1,545,000      4,825,000
Less amounts contractually due within one year       1,091,000      1,963,000
                                                    ----------     ----------
Total long-term debt                                $  454,000     $2,862,000
                                                    ==========     ==========


The industrial revenue bonds are being repaid through the Company's lease of the facilities that are pledged as collateral for the bonds. The remaining bonds mature in fiscal 1998. The capitalized assets which are pledged with respect to these bonds have a net book value of $1,404,000 at January 31, 1995. Notes payable to bank - Fabricland relate to debt assumed as part of the Fabricland acquisition, are collateralized by certain real property of Fabricland, and bear interest at prime plus .5% per annum (9.0% at January 31, 1995). By authorization of the Bankruptcy Court, the Company has continued to pay interest at the contractual rate on the industrial revenue bonds and the notes payable to bank - Fabricland. Such notes have been classified as subject to compromise in the accompanying consolidated balance sheets and are considered in default as a result of the Chapter 11 filing (see Note 3).


Note 8:  Capital Stock

The Company has two stock option plans which provide for the granting of 1,775,000 options to officers, directors and key employees. The non-qualified stock option plan provides for the granting of 1,750,000 options, and the non-employee directors' stock option plan provides for the granting of 25,000 options. In fiscal 1993, the Company terminated the effectiveness of its incentive stock option plan.

The options granted allow officers, directors and employees to purchase shares of the Company's common stock at fair market value on the date of grant. Generally, the stock options become excercisable in three equal installments commencing one year after the date of grant, and expire ten years after the date of grant.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)


At January 31, 1995, there were 1,101,345 options outstanding under both of these plans, and 570,424 were available for future grant. Changes in stock options for the years ended January 31, 1995, 1994, and 1993 are summarized below:


                                            1995        1994       1993

Outstanding, beginning of year              999,556   953,208   1,024,984
Granted ($1.88 to $20.25 per share)       1,161,347   144,750      44,000
Exercised ($6.00 to $8.69 per share)                  (38,577)    (46,170)
Canceled ($3.38 to $24.88 per share)     (1,059,558)  (59,825)    (69,606)
                                         ----------   -------   ---------

Outstanding January 31 ($1.88 to
  $20.00 per share)                       1,101,345   999,556     953,208
                                         ==========   =======   =========

Exercisable January 31 ($6.00 to
  $20.00 per share)                          93,165   793,473     641,875
                                         ==========   =======   =========

During fiscal 1995, as an incentive to key officers and employees, 840,557 options were canceled and exchanged for 714,473 options at the fair market value of $2.00 per share. The exercise period for exchanged shares begins at the date of exchange.

In fiscal 1991 and fiscal 1992, the Board of Directors authorized the purchase of up to 4,000,000 of the Company's common shares. The Company repurchased 469,500 shares in fiscal 1993 and 240,200 shares in fiscal 1992. During fiscal 1994, these 709,700 shares held in treasury were retired.


Note 9:  Commitments

Total rental expense, including real estate taxes and insurance, for the years ended January 31, 1995, 1994 and 1993 was $51,395,000, $61,830,000, and
$57,188,000, respectively. Contingent rentals based on sales are not significant. Most of the store leases require the Company to pay real estate taxes and certain other expenses, and some contain renewal options for various periods. Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection with the closure of certain stores under the Company's 1993 Plan and 1994 Plan (see Note 1), certain leases have been renegotiated, settled or rejected. The actual or expected costs of such lease terminations are included in the restructuring charges. The analysis of lease commitments which follows has not been adjusted to reflect possible future lease rejections.

Minimum future rentals under noncancelable operating leases at January 31, 1995 are summarized as follows: 1996: $46,579,000; 1997, $44,186,000; 1998,
$40,339,000; 1999, $35,535,000; 2000, $32,241,000; 2001-2014, $98,495,000 for a
total of $297,375,000.

House of Fabrics, Inc. and Subsidiaries
(Debtors-in-Possession)


The Company has a retention bonus plan that compensates key employees for continued service through certain vesting points in the Chapter 11 process. Total expense during the year ended January 31, 1995 was $227,000. The maximum future amounts payable under the plan will be $727,000.


Note 10:  Employee Benefit Plans

The Company has a profit sharing and savings plan that covers employees who have reached age 21 and completed one year of service. Employees may contribute up to a maximum of 16% of monthly earnings. The Company, subject to profitability, may match 1% for each year of employment up to a maximum of 6%. The Company also has a separate plan for highly compensated officers and employees. Total expense recognized under both plans was $0, $1,327,000 and $1,670,000 for the years ended January 31, 1995, 1994 and 1993, respectively.


Note 11:  Quarterly Financial Data for the Years Ended January 31, 1995 and 1994




(Unaudited) 1995                        April 30          July 31        October 31       January 31
                                        --------          -------        ----------       ----------
Sales                                 $114,695,000     $110,114,000     $ 90,757,000     $100,892,000
Gross Profit                          $ 52,527,000     $ 45,330,000     $ 22,253,000     $ 65,395,000
Net Income (Loss)                     $ (1,470,000)    $(11,648,000)    $(73,201,000)    $ (9,066,000)
Net Income (Loss) Per Share           $      (0.11)    $      (0.85)    $      (5.34)    $      (0.66)

(Unaudited) 1994

Sales                                 $127,981,000     $129,240,000     $141,798,000     $147,645,000
Gross Profit                          $ 60,291,000     $ 57,963,000     $ 39,258,000     $ 65,395,000
Net Income (Loss)                     $   (693,000)    $ (4,032,000)    $(25,029,000)    $    212,000
Net Income (Loss) Per Share           $      (0.05)    $      (0.29)    $      (1.82)    $       0.02


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOUSE OF FABRICS, INC.

May 15, 1995                        By  /s/ Barney Sofro
                                        ----------------------------------
                                        Barney Sofro
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                 CAPACITY

/s/ Barney Sofro          Chairman of the Board & Director    May 15, 1995
- ------------------------
Barney Sofro

/s/ Gary L. Larkins       President, Chief Executive Officer  May 15, 1995
- ------------------------  and Director
Gary L. Larkins

/s/ Marvin S. Maltzman    Sr. Vice President - Secretary,     May 15, 1995
- ------------------------  General Counsel and Director
Marvin S. Maltzman

/s/ William W. Pennell    Director                            May 15, 1995
- ------------------------
William W. Pennell

/s/ Phillip G. Samovar    Director                            May 15, 1995
- ------------------------
Phillip G. Samovar

/s/ Norman L. Salvesen    Vice President - Controller         May 15, 1995
- ------------------------
Norman L. Salvesen
