Form 10-Q
period 1995-04-30
HOUSE OF FABRICS INC/DE/
filed 1995-06-14
CIK 315125

                                   FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           __________________________

          For Quarter Ended April 30, 1995 Commission File No. 1-7927
                            --------------                     ------

                             House of Fabrics, Inc.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)


           Delaware                                         95-3426136
- --------------------------------                 -------------------------------
 (State or other jurisdiction)                    (I.R.S. Employer I.D. Number)


13400 Riverside Drive, Sherman Oaks, CA                       91423
- ---------------------------------------                    ----------


Post Office Box 9110, Van Nuys, CA                            91409
- ----------------------------------                         ----------
(Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code (818) 995-7000
                                                       --------------

                                   No Change
________________________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes   X       No
                                        ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                                  Outstanding at May 31, 1995
  Common Stock                                   13,697,107  Shares

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----



                                                                     Page No.


Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of  April 30, 1995
                 and January 31, 1995                                 2 - 3

                 Consolidated Statements of Operations
                 for the three months ended
                 April 30, 1995 and 1994                              4

                 Consolidated Statements of
                 Cash Flows for the three months
                 ended April 30, 1995 and 1994                        5 - 6

                 Notes to Consolidated Financial Statements           7 - 9

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          10 - 12

Part II. Other Information

         Item 6. Exhibits                                            13
                 (a) Exhibits
                     27. Financial Data Schedule

         Signature                                                   14

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN POSSESSION)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

- ---------------------------------------------------------------------------------------
ASSETS                                               APRIL 30, 1995    JANUARY 31, 1995
Current Assets:
 Cash                                                 $  23,116,000        $ 47,381,000
 Receivables, net                                        13,874,000          12,877,000
 Merchandise Inventories, net                           151,226,000         132,963,000
 Prepaid Expenses and Other Current Assets               21,506,000          35,709,000
 Refundable Income Taxes                                  6,351,000           6,351,000
 Deferred Income Taxes                                    1,655,000           1,655,000
                                                      -------------        ------------

Total Current Assets                                    217,728,000         236,936,000

Property:
 Land                                                     1,729,000           1,729,000
 Buildings                                               15,035,000          15,035,000
 Furniture & Fixtures                                    50,341,000          52,637,000
 Leasehold Improvements                                  23,175,000          24,909,000
                                                      -------------        ------------

                                                         90,280,000          94,310,000
 Less Accumulated Depreciation and Amortization         (47,542,000)        (47,695,000)
                                                      -------------        ------------

 Property, net                                           42,738,000          46,615,000

Deferred Income Taxes                                     2,842,000           2,842,000
Other Assets                                              1,512,000           2,064,000
Goodwill, net                                            38,872,000          39,140,000
                                                      -------------        ------------

                                                      $ 303,692,000        $327,597,000
                                                      =============        ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEET (CONTINUED)
(UNAUDITED)

- --------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  APRIL 30, 1995  JANUARY 31, 1995
Current Liabilities:

  Accounts Payable                                      $  7,809,000      $ 12,806,000
  Accrued Liabilities                                     21,881,000        24,851,000
  Restructuring Reserve                                   16,264,000        19,583,000
                                                        ------------      ------------

Total Current Liabilities                                 45,954,000        57,240,000

Deferred Income Taxes                                      4,497,000         4,497,000
Liabilities Subject to Compromise under
  reorganization proceedings                             206,201,000       210,836,000
                                                        ------------      ------------

Total Liabilities                                        256,652,000       272,573,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $.10 Par Value;
  Authorized 1,000,000 Shares; Outstanding, None
Common Stock, $.10 Par Value;
  Authorized 29,000,000 Shares; 13,697,107 Shares
  Issued and Outstanding at April 30, 1995
  and January 31, 1995                                     1,370,000         1,370,000
Paid-In Capital                                           46,880,000        46,880,000
Retained Earnings (Deficit)                               (1,210,000)        6,774,000
                                                        ------------      ------------

  Total Stockholder' Equity                               47,040,000        55,024,000
                                                        ------------      ------------

                                                        $303,692,000      $327,597,000
                                                        ============      ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

- ----------------------------------------------------------------------------
                                              THREE  MONTHS ENDED
                                           --------------------------------
                                           APRIL 30, 1995    APRIL 30, 1994
Sales                                        $ 73,759,000      $114,695,000

Expenses:
 Cost of Sales                                 36,875,000        62,168,000
 Selling, General and Administrative           37,368,000        51,777,000
 Interest                                       3,928,000         2,688,000
                                             ------------      ------------

Total Expenses                               $ 78,171,000      $116,633,000

Loss Before Income Taxes (Benefit)
 and Reorganization Costs                      (4,412,000)       (1,938,000)

Reorganization Costs                            3,522,000
                                             ------------      ------------

Loss Before Income Taxes (Benefit)             (7,934,000)       (1,938,000)

Income Taxes (Benefit)                             50,000          (468,000)
                                             ------------      ------------

Net Loss                                     $ (7,984,000)     $ (1,470,000)
                                             ============      ============

Loss Per Share                                     $(0.58)           $(0.11)
                                             ============      ============

Weighted Average Number of
 Shares Outstanding                            13,697,107        13,697,107
                                             ============      ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

- --------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                       APRIL 30, 1995     APRIL 30, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                 $  (7,984,000)      ($1,470,000)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used In) Operating Activities:
    Depreciation and Amortization                                            2,168,000         2,837,000
    Loss on Disposal of Fixed Assets                                                 0           267,000

    Changes in Assets and Liabilities:
    Receivables                                                               (997,000)        2,257,000
    Merchandise Inventories                                                (18,263,000)        6,840,000
    Prepaid Expenses, Refundable Income Taxes and Other Assets              14,755,000           919,000
    Accounts Payable and Accrued Liabilities                                (7,967,000)       (7,599,000)
    Restructuring Reserve                                                   (1,554,000)       (1,039,000)
    Operating Payables subject to compromise under
      Reorganization Proceedings                                             1,379,000                 0
                                                                          ------------       -----------

    Net Cash  (Used In) Provided by Operating Activities                   (18,463,000)         3,012,000
                                                                          ------------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                          (111,000)         (616,000)
Proceeds from Sale of Property                                                 323,000                 0
                                                                          ------------       -----------

  Net Cash Provided by (Used In) Investing Activities                          212,000          (616,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Long-Term Debt                                                    (14,000)         (285,000)
Net Repayments Under Line of Credit Agreements                              (6,000,000)       (5,000,000)
                                                                          ------------       -----------

    Net Cash Used In by Financing Activities                                (6,014,000)       (5,285,000)
                                                                          ------------       -----------

NET DECREASE IN CASH                                                       (24,265,000)       (2,889,000)

CASH AT BEGINNING OF PERIOD                                                 47,381,000         9,758,000
                                                                          ------------       -----------

CASH AT END OF PERIOD                                                     $ 23,116,000       $ 6,869,000
                                                                          ============       ===========

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

________________________________________________________________________________

                                                             THREE MONTHS ENDED
                                                       APRIL 30, 1995   APRIL 30,1994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid                                            $3,533,000     $2,131,000
  Income Taxes Paid (Refunded)                             $   96,000     $   92,000



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES-
During the three months ended April 30, 1995 and 1994, loss on disposal of property charged to the restructuring reserve amounted to $1,631,000 and $16,000, respectively.



See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1:  REORGANIZATION, BASIS OF REPORTING AND RESTRUCTURING PLANS

REORGANIZATION AND BASIS OF REPORTING:

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 404 stores in 34 states as of April 30, 1995. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

As a result of certain events in fiscal 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11) on November 2, 1994. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court and intends to propose a plan of reorganization. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 2) in the accompanying consolidated balance sheet represent the Company's estimates of liabilities as of April 30, 1995 and January 31, 1995, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt although principal payments have generally been suspended.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 3) and obtain financing sources to meet future obligations.

The consolidated financial statements included herein do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that disclosures are adequate to make the information not misleading. Certain reclassifications have been made to prior year amounts to conform to the current years reporting classification. Refer to the Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

The results of operations for the interim periods presented, are not necessarily indicative of the operating results to be expected for the full fiscal year.

RESTRUCTURING PLANS:

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies.

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. During the quarter ended April 30, 1995, two stores were closed under the 1993 Plan bringing the total stores closed to 95. The Company canceled the planned closure of 11 mall stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. The four remaining stores will be closed by June 30, 1995. During the three months ended April 30, 1995, mall store sales of $1,013,000 and operating profit of $89,000 were excluded from operating results and charged to the restructuring reserve.

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores, bringing the total number of super stores slated for closure to 188. During the quarter ended April 30, 1995, 25 super stores were closed under the 1994 Plan bringing the total stores closed to 151. The Company canceled the planned closure of 12 super stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. The 25 remaining stores will be closed by June 30, 1995. During the three months ended April 30, 1995, super store sales of $11,745,000 and operating losses of $1,454,000 were excluded from operating results and charged to the restructuring reserve.

Information with respect to the number of stores operated by the Company for the quarter:



   YEAR ENDED
JANUARY 31, 1995          OPENED       CLOSED            TOTAL
- ----------------          ------       ------            -----
     433                   -0-           29               404



NOTE 2:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of April 30, 1995 and January 31, 1995:

                                          APRIL 30, 1995   JANUARY 31, 1995
                                          --------------   ----------------
Secured Liabilities:
  Notes payable to banks                    $120,666,000       $126,666,000
  Long term debt                               1,386,000          1,400,000

Unsecured Liabilities:
  Accounts payable, trade                     78,254,000         76,875,000
  Other payables and accrued expenses          5,750,000          5,750,000
  Other                                          145,000            145,000
                                            ------------       ------------
                                            $206,201,000       $210,836,000
                                            ============       ============

A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

Such amounts were estimated as of April 30, 1995 and January 31, 1995, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

The Company has a credit agreement (Credit Agreement) for which Bank of America NT & SA acts as agent bank. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement (see Note 3). Under such agreement, up to a total of $28,000,000 of permanent principal reductions may be required based on a preapproved formula through January 31, 1996, of which $6,000,000 was repaid through April 30, 1995. The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets.

By authorization of the Bankruptcy Court, the Company has continued to pay interest at the contractual rate on certain long term debt. Such obligations have been classified as subject to compromise in the accompanying consolidated balance sheets.


NOTE 3:  DEBTORS-IN-POSSESSION FINANCING

During the first quarter of 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for a combination of cash borrowings and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate, generally, on January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of April 30, 1995, the Company had drawn letters of credit in the total amount of $7,291,000 against the line leaving credit available of $12,709,000, of which $2,709,000 was available for letters of credit under the agreement.

The Company was in compliance with all financial covenants as of April 30, 1995.


NOTE 4:  REORGANIZATION COSTS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. Reorganization costs during the three months ended April 30, 1995, consisted primarily of professional fees. Cash paid for reorganization costs during the three months ended April 30, 1995 amounted to $2,813,000.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
________________________________________________________________________________

The Company is one of the largest home sewing/craft retailers in the United States, operating 404 stores in 34 states as of April 30, 1995. The following discussion explains material changes in the results of operations for the first quarter of fiscal years 1996 and 1995 and significant developments affecting financial condition since the end of fiscal 1995.

CHAPTER 11 REORGANIZATION
- -------------------------

On November 2, 1994, the Company and subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy.

The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 3) and obtain financing sources to meet future obligations.

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies.

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. During the quarter ended April 30, 1995, two stores were closed under the 1993 Plan bringing the total stores closed to 95. The Company canceled the planned closure of 11 mall stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. The four remaining stores will be closed by June 30, 1995. During the three months ended April 30, 1995, mall store sales of $1,013,000 and operating profit of $89,000 were excluded from operating results and charged to the restructuring reserve.

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores, bringing the total number of super stores slated for closure to 188. During the quarter ended April 30, 1995, 25 super stores were closed under the 1994 Plan bringing the total stores closed to 151. The Company canceled the planned closure of 12 super stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. The 25 remaining stores will be closed by June 30, 1995. During the three months ended April 30, 1995, super store sales of $11,745,000 and operating losses of $1,454,000 were excluded from operating results and charged to the restructuring reserve.

RESULTS OF OPERATIONS
- ---------------------

Sales for the quarter ended April 30, 1995 decreased 35.7% to $73,759,000 from $114,695,000 for the quarter ended April 30, 1994. The decrease in sales of $40,936,000 was primarily due to the exclusion of sales from quarterly results totalling $11,745,000 for stores under the 1994 Plan, a 16.3% decrease in store for store sales, and the closing of 18 non plan stores with sales of $2,100,000. The decrease in store for store sales resulted from a loss of customers as a result of merchandise shortages in the third and fourth quarters of fiscal 1995, the full chain wide implementation of everyday value pricing environment and highly competitive market conditions. During the quarter ended April 30, 1995, the Company closed 29 stores, including 2 stores from the 1993 Plan, 25 stores from the 1994 Plan, and 2 non-plan stores.

Gross profit as a percentage of sales increased to 50.0% for the quarter ended April 30, 1995 from 45.8% for the quarter ended April 30, 1994. The increase is primarily due to the change from a highly promotional sales strategy in the quarter ended April 30, 1995. In accordance with the Company's merchandising strategies, seasonal merchandise is marked down at the end of the spring and fall seasons. It is anticipated that gross margins will be affected in the second and fourth quarters of the fiscal year.

Selling, general and administrative expenses as a percent of sales increased to 50.7% for the quarter ended April 30, 1995 from 45.1% for the quarter ended April 30, 1994. Although expense reduction programs have been implemented to reduce total costs, the fixed cost components of payroll and rent represent a higher percent of sales in the current quarter.

Interest expense for the quarter ended April 30, 1995 increased $1,240,000 over the quarter ended April 30, 1994 primarily as a result of an increase in the Company's average effective borrowing rate from 6.3% in the quarter ended April 30, 1994 to 11.5% in the quarter ended April 30, 1995.

Reorganization costs associated with the Company's Chapter 11 filing amounted to $3,522,000 for the 3 months ending April 30, 1995, which are comprised primarily of professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

The Company recorded a tax expense of $50,000 for the three months ended April 30, 1995, for minimum state income taxes compared to $468,000 benefit for the quarter ended April 30, 1994. No tax benefit was recognized for the net operating loss generated in the three months ended April 30, 1995. The net loss incurred during the quarter increased the net operating loss carryforward that existed as of January 31, 1995.

During the three months ended April 30, 1995, the Company recorded a net loss of $7,984,000 including charges of $3,522,000 for reorganization costs, compared to a net loss of $1,470,000 for the same period last year. Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), an alternative measure of operating performance generally reported by debtors-in-possession, were approximately $1,450,000 for the three months ended April 30, 1995 compared to $3,400,000 for the three months ended April 30, 1994. The increase in net losses and decreases in EBITDA were the result of the decreases in both total and store for store sales. The net loss was adversely impacted by the costs associated with the Chapter 11 process.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's working capital was approximately $171.8 million as of April 30, 1995, and its current ratio was 4.7 to 1. Net cash used in operating activities was approximately $18,463,000 for the three months ended April 30, 1995, compared to net cash provided by operating activities of approximately $3,012,000 for the 3 months ended April 30, 1994. The increase in net cash used in operating activities is due primarily to an increase in merchandise inventories necessary to fully restock stores and to a decrease in net earnings.

During the first quarter of 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for a combination of cash borrowings and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate, generally, on January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of April 30, 1995, the Company had drawn letters of credit in the total amount of $7,291,000 against the line leaving credit available of $12,709,000, of which $2,709,000 was available for letters of credit under the agreement.

The Company believes that its ongoing operating cash flow, the D.I.P. Financing agreement, and the refund of income taxes should enable the Company to meet liquidity requirements in fiscal 1996. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement and obtain financing sources to meet future obligations.

The foregoing discussion is designed to comply with interim reporting standards and should be read in conjunction with the more detailed discussion in the Company's 1995 Annual Report.

Part II.  OTHER INFORMATION

Item 6.  EXHIBITS

         (a)  Exhibits.

              27.  Financial Data Schedule

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              House of Fabrics, Inc.
                                              ----------------------------
                                              Registrant



  Date:  June 14, 1995                        Norman L. Salvesen
                                              Vice President-Controller