Form 10-Q
period 1995-10-31
HOUSE OF FABRICS INC/DE/
filed 1995-12-13
CIK 315125

                                   FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           __________________________

         For Quarter Ended October 31, 1995 Commission File No. 1-7927
                           ----------------                     ------

                             House of Fabrics, Inc.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)

                Delaware                                      95-3426136
----------------------------------------           -----------------------------
     (State or other jurisdiction)                 (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                        91423
----------------------------------------                       -----

   Post Office Box 9110, Van Nuys, CA                          91409
----------------------------------------                       -----
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

            Class                       Outstanding at December 11, 1995
         Common Stock                          13,697,107  Shares

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----

                                                                        Page No.
Part I.    Financial Information

        Item 1.  Financial Statements

           Consolidated Balance Sheets as of October 31, 1995
           and January 31, 1995                                            2 - 3

           Consolidated Statements of Operations
           for the three months ended
           October 31, 1995 and 1994                                           4

           Consolidated Statements of Operations
           for the nine months ended
           October 31, 1995 and 1994                                           5

           Consolidated Statements of
           Cash Flows for the nine months
           ended October 31, 1995 and 1994                                 6 - 7

           Notes to Consolidated Financial Statements                     8 - 11

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                12-15

Part II.   Other Information

        Item 6.  Exhibits

                 (a)  Exhibits

                      27.  Financial Data Schedule                            16

        Signature                                                             17

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN POSSESSION)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

                                          OCTOBER 31, 1995      JANUARY 31, 1995
ASSETS

CURRENT ASSETS
  Cash                                       $ 17,938,000         $ 47,381,000
  Receivables, net                              7,796,000           12,877,000
  Merchandise Inventories, net                159,010,000          132,963,000
  Prepaid Expenses and Other Current Assets     7,691,000           35,709,000
  Refundable Income Taxes                       4,816,000            6,351,000
  Deferred Income Taxes                         1,655,000            1,655,000
                                             ------------         ------------
Total Current Assets                          198,906,000          236,936,000

Property
  Land                                          1,729,000            1,729,000
  Buildings                                    15,187,000           15,035,000
  Furniture & Fixtures                         49,735,000           52,637,000
  Leasehold Improvements                       21,602,000           24,909,000
                                             ------------         ------------
                                               88,253,000           94,310,000
  Less Accumulated Depreciation and
   Amortization                               (47,696,000)         (47,695,000)
                                             ------------         ------------
Property, net                                  40,557,000           46,615,000

Deferred Income Taxes                           2,842,000            2,842,000
Other Assets                                    1,564,000            2,064,000
Goodwill, net                                  38,336,000           39,140,000
                                             ------------         ------------
                                             $282,205,000         $327,597,000
                                             ============         ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY          OCTOBER 31, 1995  JANUARY 31, 1995
CURRENT LIABILITIES
  Accounts Payable                              $ 15,014,000      $ 12,806,000
  Accrued Liabilities                             21,791,000        24,851,000
  Restructuring Reserve                           12,949,000        19,583,000
                                                ------------      ------------
Total Current Liabilities                         49,754,000        57,240,000

Deferred Income Taxes                              4,497,000         4,497,000
Liabilities Subject to Compromise under
  reorganization proceedings                     197,468,000       210,836,000
                                                ------------      ------------
Total Liabilities                                251,719,000       272,573,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 Par Value;
  Authorized 1,000,000 Shares; Outstanding, None
Common Stock, $.10 Par Value;
  Authorized 29,000,000 Shares; 13,697,107 Shares
  Issued and Outstanding at October 31, 1995
  and January 31, 1995                             1,370,000         1,370,000
Paid-In Capital                                   46,880,000        46,880,000
Retained Earnings (Deficit)                      (17,764,000)        6,774,000
                                                ------------      ------------
  Stockholders' Equity                            30,486,000        55,024,000
                                                ------------      ------------
                                                $282,205,000      $327,597,000
                                                ============      ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                              OCTOBER 31, 1995  OCTOBER 31, 1994
Sales                                           $ 92,307,000      $ 90,575,000

Expenses:
  Cost of Sales                                   52,482,000        68,322,000
  Selling, General and Administrative             39,973,000        44,480,000
  Interest                                         3,263,000         4,029,000
  Restructuring Charge                                              49,600,000
                                                ------------      ------------
Total Expenses                                    95,718,000       166,431,000

Loss Before Income Taxes (Benefit)
  and Reorganization Costs                        (3,411,000)      (75,856,000)

Reorganization Costs                               2,054,000
                                                ------------      ------------
Loss Before Income Taxes (Benefit)                (5,465,000)      (75,856,000)

Income Taxes (Benefit)                                50,000        (2,655,000)
                                                ------------      ------------
Net Loss                                        $ (5,515,000)     $(73,201,000)
                                                ============      ============
Loss Per Share                                        ($0.40)           ($5.34)

Weighted Average Number of
  Shares Outstanding                              13,697,107        13,697,107
                                                ============       ===========

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   NINE MONTHS ENDED
                                        OCTOBER 31, 1995       OCTOBER 31, 1994

Sales                                     $237,975,000           $315,384,000

Expenses:
  Cost of Sales                            130,413,000            195,274,000
  Selling, General and Administrative      113,663,000            149,943,000
  Interest                                  10,788,000             10,483,000
  Restructuring Charge                                             49,600,000
                                          ------------           ------------
  Total Expenses                           254,864,000            405,300,000

  Loss Before Income Taxes (Benefit)
    and Reorganization Costs               (16,889,000)           (89,916,000)

  Reorganization Costs                       7,499,000
                                          ------------           ------------
  Loss Before Income Taxes (Benefit)       (24,388,000)           (89,916,000)

  Income Taxes (Benefit)                       150,000             (3,597,000)
                                          ------------           ------------
  Net Loss                                $(24,538,000)          $(86,319,000)
                                          ============           ============
  Loss Per Share                          $      (1.79)          $      (6.30)
                                          ============           ============
  Weighted Average Number of
    Shares Outstanding                      13,697,107             13,697,107
                                          ============           ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       NINE MONTHS ENDED
                                              OCTOBER 31, 1995  OCTOBER 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(24,538,000)     $(86,319,000)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used In) Operating Activities:
    Depreciation and Amortization                  6,099,000         8,073,000
    Loss on Disposal of Fixed Assets                 521,000         1,011,000
    Restructure Charge                                     0        49,600,000
Changes in Assets and Liabilities
    Receivables                                    5,081,000        (1,404,000)
    Merchandise Inventories                      (26,047,000)       57,504,000
    Prepaid Expenses and Other Assets             23,744,000        (8,786,000)
    Accounts Payable and Accrued Liabilities        (852,000)       14,877,000
    Restructuring Reserve                         (3,152,000)       (3,333,000)
    Operating Payables subject to compromise
      under Reorganization Proceedings            (1,779,000)
    Refundable Income Taxes                        1,535,000         4,543,000
                                                ------------      ------------
      Total Adjustments                            5,150,000       122,085,000
                                                ------------      ------------
    Net Cash (Used In) Provided by
      Operating Activities                       (19,388,000)       35,766,000
                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                              (3,974,000)       (1,168,000)
Proceeds from Sale of Property                       734,000         2,843,000
                                                ------------      ------------
  Net Cash (Used In) Provided by Investing
    Activities                                    (3,240,000)        1,675,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments Under Line
  of Credit Agreements                            (6,773,000)      (16,334,000)
Repayment of Long Term Debt                          (42,000)       (3,271,000)
                                                ------------      ------------
  Net Cash (Used in) Financing Activities         (6,815,000)      (19,605,000)
                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH                  (29,443,000)       17,836,000
CASH AT BEGINNING OF PERIOD                       47,381,000         9,758,000
                                                ------------      ------------
CASH AT END OF PERIOD                           $ 17,938,000      $ 27,594,000
                                                ============      ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED
                                         OCTOBER 31, 1995        OCTOBER 31,1994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Interest Paid                         $10,731,000            $9,013,000
   Income Taxes Paid (Refunded)          $(1,515,000)           $  261,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES-During the nine months ended October 31, 1995, $4,774,000 of prepetition receivable were offset against prepetition payables. The loss on disposal of property charged to the restructuring reserve amounted to $3,344,000 and $226,000, for the nine months ended October 31, 1995 and 1994, respectively.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1:  REORGANIZATION, BASIS OF REPORTING AND RESTRUCTURING PLANS

REORGANIZATION AND BASIS OF REPORTING:

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 361 stores in 34 states as of October 31, 1995. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

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

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 2) in the accompanying consolidated balance sheet represent the Company's estimates of liabilities as of October 31, 1995 and January 31, 1995, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt although principal payments have generally been suspended.

On August 31, 1995 the company filed a plan of reorganization with the Bankruptcy Court. Under the terms of the plan the company would convert $120 million of notes payable to a 10 year term obligation. (See Note 2) In addition, the plan provides that unsecured creditors would receive 98% of the common stock initially issued by the reorganized company in satisfaction of their claims. The current shareholders would receive 2% of the common stock of the reorganized company, as well as warrants to purchase an additional 8% of the reorganized company's common stock on a fully diluted basis. The discussions are continuing between the banks, creditor and shareholder groups to agree on a plan of reorganization, which would be subject to approval by the Bankruptcy Court. The final plan may differ significantly from the plan currently filed with the court. The Disclosure hearing date set by the Bankruptcy Court is scheduled for January 11, 1996.

The Company has been approached by unrelated third parties interested in potentially purchasing the Company. The Company has retained the investment banking firm of Houlihan, Lokey, Zukin, and Howard to evaluate offers from the outside parties and also to evaluate the Company's stand alone plan.

In October 1995, the compensation committee of the Board of Directors approved a plan to pay amounts to certain executives in the event of change of control of the Company.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. The plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization by the Bankruptcy Court, the ability to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 3) and obtain financing sources to meet future obligations.

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

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Prior to the beginning of the quarter ended October 31, 1995, 99 stores were closed under the 1993 Plan. The Company canceled the planned closure of 11 mall stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. During the three months ended October 31, 1995, there were no sales or operating losses from mall stores excluded from operating results and charged to the restructuring reserve. During the nine months ended October 31, 1995, mall store sales of $1,224,000 and operating losses of $199,000 were excluded from operating results and charged to the restructuring reserve.

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores, bringing the total number of super stores slated for closure to 188. Prior to the beginning of the quarter ended October 31, 1995, 176 stores were closed under the 1994 Plan. The Company canceled the planned closure of 12 super stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. During the three months ended October 31, 1995, there were no sales or operating losses excluded from operating results and charged to the restructuring reserve. During the nine months ended October 31, 1995, super store sales of $12,712,000 and operating losses of $2,908,000 were excluded from operating results and charged to the restructuring reserve.

The restructuring reserve balance as of October 31, 1995 represents additional amounts to be paid to landlords as settlement of their claims related to rejected leases from the 1993 Plan and the 1994 Plan store closures. These claims will be settled as part of the bankruptcy process.

The company closed additional stores not covered by the 1993 Plan and the 1994 Plan as described above ("non-plan" stores). During the quarter ended October 31, 1995, the company closed 2 non-plan stores. During the nine months ended October 31, 1995 the company closed 72 stores, including 50 stores from the 1994 Plan, 6 stores from the 1993 Plan, and 16 non-plan stores.

NOTE 2:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of October 31, 1995 and January 31, 1995:

                                           OCTOBER 31, 1995     JANUARY 31, 1995
                                           ----------------     ----------------
Secured Liabilities:
  Notes payable to banks                       $119,893,000         $126,666,000
  Long term debt                                  1,358,000            1,400,000

Unsecured Liabilities:
  Accounts payable, trade                        71,288,000           76,875,000
  Other payables and accrued expenses             4,784,000            5,750,000
  Other                                             145,000              145,000
                                               ------------         ------------
                                               $197,468,000         $210,836,000
                                               ============         ============

A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of October 31, 1995 and January 31, 1995, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

The Company has a credit agreement (Credit Agreement) for which Bank of America NT & SA acts as agent bank. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement (see Note 3). Under such agreement, up to a total of $28,000,000 of permanent principal reductions may be required based on a preapproved formula through January 31, 1996, of which $6,773,000 was repaid through October 31, 1995, and an additional $7,102,000 was repaid on December 11, 1995 (See Note 5). The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets.

By authorization of the Bankruptcy Court, the Company has continued to pay interest at the contractual rate on certain long term debt. Such obligations have been classified as subject to compromise in the accompanying consolidated balance sheets.

NOTE 3:  DEBTORS-IN-POSSESSION FINANCING

During the first quarter of 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for a combination of cash borrowings and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per
annum on unused availability.   Fees for letters of credit are generally .25%
per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. Subsequent to October 31, 1995 principal reductions of $7,102,000 were made in accordance with this formula (See Note 5). The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate on the earlier of January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court. The Company is in discussions with the bank to extend the expiration of the D.I.P. Financing agreement through April 30, 1996.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of October 31, 1995, the Company had drawn letters of credit in the total amount of $2,045,000 against the line leaving credit available of $17,955,000 of which $7,955,000 was available for letters of credit under the agreement.

During the quarter ended October 31, 1995 the Company borrowed and repaid $6.0 million against the credit line and there are currently no borrowings under the D.I.P. Financing agreement.

The Company was in compliance with all financial covenants as of October 31, 1995.

NOTE 4:  REORGANIZATION COSTS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. Reorganization costs during the six months ended October 31, 1995, consisted primarily of professional fees. Cash paid for reorganization costs during the nine months ended October 31, 1995 amounted to $5,914,000.

NOTE 5:  SUBSEQUENT EVENTS

On December 11, 1995, the company repaid $7,102,000 in principal amounts on notes payable under the Credit Agreement, based on a formula as defined in the D.I.P Financing agreement (See Notes 2 and 3).

As a part of the Bankruptcy restructuring, the Company is considering the additional closing of a siginificant number of stores that have not met the Company's profitability requirements. The store closings would begin during the fourth quarter of fiscal 1996 and continue through the first quarter of fiscal 1997. A plan for store closings would require the approval of the Company's Board of Directors and the Bankruptcy Court. The Company will quantify the effects of a plan, if adopted, in the fourth quarter.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

The Company is one of the largest home sewing/craft retailers in the United States, operating 361 stores in 34 states as of October 31, 1995. The following discussion explains material changes in the results of operations for the third quarter of fiscal years 1996 and 1995 and significant developments affecting financial condition since the end of fiscal 1995.

CHAPTER 11 REORGANIZATION
-------------------------

On November 2, 1994, the Company and subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court.

On August 31, 1995 the company filed a plan of reorganization with the Bankruptcy Court. Under the terms of the plan the company would convert $120 million of notes payable to a 10 year term obligation. In addition, the plan provides that unsecured creditors would receive 98% of the common stock initially issued by the reorganized company in satisfaction of their claims. The current shareholders would receive 2% of the common stock of the reorganized company, as well as warrants to purchase an additional 8% of the reorganized company's common stock on a fully diluted basis. The discussions are continuing between the banks, creditor and shareholder groups to agree on a plan of reorganization, which would be subject to approval by the Bankruptcy Court. The final plan may differ significantly from the plan currently filed with the court. The Disclosure hearing date set by the Bankruptcy Court is scheduled for January 11, 1996.

The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, the confirmation of a final plan of reorganization by the Bankruptcy Court, the ability to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession Financing agreement and obtain financing sources to meet future obligations.

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies.

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the "1993 Plan") for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Prior to the beginning of the quarter ended October 31, 1995, 99 stores were closed under the 1993 Plan. The Company canceled the planned closure of 11 mall stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. During the three months ended October 31, 1995, there were no mall store sales or operating losses excluded from operating results and charged to the restructuring reserve.

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the "1994 Plan") to close 125 underperforming super stores. This plan was subsequently amended to included an additional 63 super stores, bringing the total number of super stores slated for closure to 188. Prior to the beginning of the quarter ended October 31, 1995, 176 stores were closed under the 1994 Plan.

closed to 176. The Company canceled the planned closure of 12 super stores during fiscal 1995 due to better than expected performance and reversed the related portion of the restructuring charge. During the three months ended October 31, 1995, there were no sales or operating losses excluded from operating results and charged to the restructuring reserve.


RESULTS OF OPERATIONS
---------------------
                               THREE MONTHS ENDED
                               ------------------

Sales for the quarter ended October 31, 1995 increased 1.9% to $92,307,000 from $90,575,000 for the quarter ended October 31, 1994. The increase in sales of $1,732,000 was primarily due to a 12.4% increase in store for store sales resulting from the improvements in the company's merchandising and store operations activities in the current quarter and merchandise shortages that depressed sales in the third quarter of fiscal 1995. During the quarter ended October 31, 1995, the company closed 2 non-plan stores.

Gross profit as a percentage of sales increased to 43.1% for the quarter ended October 31, 1995 from 24.6% for the quarter ended October 31, 1994. Gross profit was decreased by $19,000,000 in the quarter ended October 31, 1994 to markdown and liquidate inventories that no longer fit the Company's merchandising model.

Selling, general and administrative expenses were reduced by $4,507,000 from the prior year, and as a percent of sales decreased to 43.3% for the quarter ended October 31, 1995 from 49.1% for the quarter ended October 31, 1994, primarily as a result of general and administrative expense reduction programs.

Interest expense for the quarter ended October 31, 1995 decreased $766,000 from the quarter ended October 31, 1994 primarily as a result of a decrease in the amounts borrowed, offset by an increase in the Company's average effective borrowing rate to 11.3% in the quarter ended October 31, 1995, from 10.5% in the quarter ended October 31, 1994.

Reorganization costs associated with the Company's Chapter 11 filing amounted to $2,054,000 for the quarter ended October 31, 1995, which include primarily professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization process.

The Company recorded a tax expense of $50,000 for the three months ended October 31, 1995, for minimum state income taxes compared to a $2,655,000 benefit for the quarter ended October 31, 1994. No tax benefit was recognized for the net operating loss generated in the three months ended October 31, 1995. The net loss incurred during the quarter increased the net operating loss carryforward that existed as of January 31, 1995.

RESULTS OF OPERATIONS
---------------------
                               NINE MONTHS ENDED
                               -----------------

Sales for the nine months ended October 31, 1995 decreased 24.5% to $237,975,000 from $315,384,000 for the nine months ended October 31, 1994. The decrease in sales of $77,409,000 was primarily due to $62,000,000 in sales for stores closed and a 6.1% decrease in store for store sales. The decrease in store for store sales is primarily due to loss of customers early in the year resulting from merchandise shortages in the third and fourth quarters of fiscal 1995, the full chain-wide implementation of everyday value pricing in the current fiscal year, and highly competitive market conditions. During the nine months ended October 31, 1995, the Company closed 72 stores, including 50 stores from the 1994 Plan, 6 stores from the 1993 Plan, and 16 non-plan stores.

Gross profit as a percentage of sales increased to 45.2% for the nine months ended October 31, 1995 from 38.1% for the nine months ended October 31, 1994. The increase is primarily due to a $19,000,000 charge in the nine months ended October 1994 to markdown and liquidate inventories that no longer fit the Company's merchandising model and the change from a highly promotional sales strategy to the full chain wide implementation of everyday value pricing.

Selling, general and administrative expenses were reduced by $36,280,000 from the prior year, and as a percent of sales were essentially flat at 47.8% for the nine months ended October 31, 1995 from 47.5% for the nine months ended October 31, 1994. The expense reduction programs implemented to reduce total costs are showing improvement in the third quarter, however the fixed cost components of payroll and rent represent a higher percent of sales in the earlier part of the nine months ended October 31, 1995.

Interest expense for the nine months ended October 31, 1995 increased $305,000 over the nine months ended October 31, 1994, primarily as a result of an increase in the Company's average effective borrowing rate to 11.5% in the nine months ended October 31, 1995 from 8.5% in the nine months ended October 31, 1994, partially offset by lower borrowing amounts.

Reorganization costs associated with the Company's Chapter 11 filing amounted to $7,499,000 for the nine months ending October 31, 1995, which include primarily professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

The Company recorded a tax expense of $150,000 for the nine months ended October 31, 1995, for minimum state income taxes compared to a $3,597,000 benefit for the nine months ended October 31, 1994. No tax benefit was recognized for the net operating loss generated in the nine months ended October 31, 1995. The net loss incurred during the nine months increased the net operating loss carryforward that existed as of January 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital was approximately $149.1 million as of October 31, 1995, and its current ratio was 4.0 to 1. Net cash used in operating activities was approximately $19,388,000 for the nine months ended October 31, 1995, compared to net cash provided by operating activities of approximately $35,766,000 for the nine months ended October 31, 1994. The increase in net cash used in operating activities is due primarily to the liquidation of merchandise inventories during store closings in the nine months ended October 31, 1994 that did not recur during the current year, and the increase in accounts payable and accrued liabilities in the nine months ended October 31, 1994 that did not recur in the current year. This was offset in part by a decrease in the net loss in the nine months ended October 31, 1995 compared to the net loss in the nine months ended October 31, 1994, which was offset by the noncash restructure charge, and the prepayment of merchandise inventories during the three months ended January 31, 1995 that allowed the Company to restock its stores during the nine months ended October 31, 1995 without a net expenditure of cash.

During the first quarter of 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for a combination of cash borrowings and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. Subsequent to October 31, 1995 the company repaid $7,102,000 in principal amounts under this formula. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. The agreement will terminate, generally, on January 31, 1996, or the effective date of a plan of reorganization confirmed by the Bankruptcy Court. Negotiations are necessary with the bank to provide an extension to this agreement.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of October 31, 1995, the Company had drawn letters of credit in the total amount of $2,045,000 against the line leaving credit available of $17,955,000 of which $7,955,000 was available for letters of credit under the agreement. During the quarter, the Company borrowed and repaid a total of $6.0 million under the D.I.P. Financing Agreement.

The Company believes that its ongoing operating cash flow, the D.I.P. Financing agreement, and the refund of income taxes should enable the Company to meet liquidity requirements in fiscal 1996. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, the confirmation of a final plan of reorganization that will be confirmed by the Bankruptcy Court, the ability to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement and obtain financing sources to meet future obligations.

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



                                         House of Fabrics, Inc.
                                         ----------------------
                                         Registrant



Date:  December 13, 1995                 John E. Labbett
                                         Executive Vice President
                                         and Chief Financial Officer