Form 10-K
period 1996-01-31
HOUSE OF FABRICS INC/DE/
filed 1996-04-30
CIK 315125

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended  January 31, 1996  Commission file number  1-7927
                           ----------------                          ------

                             HOUSE OF FABRICS, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             95-3426136
          --------                                             -------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       identification no.)

13400 Riverside Drive, Sherman Oaks, California                91423-2598
- - -----------------------------------------------                ----------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (818) 995-7000
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

                        $4,025,921 AS OF APRIL 22, 1996

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $.10 PAR VALUE; OUTSTANDING 13,697,107 SHARES
      AS OF APRIL 22, 1996.

LIST HEREUNDER DOCUMENTS INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED.

None

                    HOUSE OF FABRICS, INC. AND SUBSIDIARIES

                                      Index

                                                                                PAGE NUMBER
                                                                                 INCLUDED
                                                                                  HEREIN
              PART I

Item 1.       Business                                                              1
Item 2.       Properties                                                            7
Item 3.       Legal Proceedings                                                     7
Item 4.       Submission of Matters to a Vote of Security Holders                   7

              PART II

Item 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters                                                   8
Item 6.       Selected Financial Data                                               8
Item 7.       Management's Discussion and Analysis of Operations and
              Financial Condition                                                   9
Item 8.       Financial Statements and Supplementary Data                           18
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                              18

              PART III

Item 10.      Directors and Executive Officers of the Registrant                    18
Item 11.      Executive Compensation                                                21
Item 12.      Security Ownership of Certain Beneficial Owners and Management        26
Item 13.      Certain Relationships and Related Transactions                        26

              PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K       27

              Signatures                                                            49

PART I

ITEM 1.  BUSINESS

House of Fabrics, Inc. and subsidiaries (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 269 Company-owned stores in 28 states selling medium priced fabrics, crafts, notions, and sewing machines. The Company was incorporated in 1946 and has been in the retail fabric and notions business since that date.

In the fiscal year ended January 31, 1996, the Company's sales consisted of fabrics, sold by the yard and used principally for clothing, home decorating and crafts (45.1%), sewing notions and accessories (27.7%), crafts (22.2%) and sewing machines and related accessories (5.0%). Needlecrafts and sewing machines are sold in substantially all of the Company's stores.

In July, 1991, the Company acquired Fabricland, Inc. ("Fabricland") a specialty retailer of fabrics, sewing notions, yarns and crafts. Fabricland currently operates in six western states.

All of the Company's stores located west of the Rocky Mountains are operated under the names "House of Fabrics", "Fabricland" or "Fabric King". Its stores in other states are operated under the name "So-Fro Fabrics" or "House of Fabrics". The Company operates substantially all of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations, and does not engage in any franchising activity. The Company's stores range in size, generally between 10,000 and 29,000 square feet, and are called "super stores".

The Company has historically purchased finished goods directly from mills and manufacturers and has a facility in South Carolina for processing and warehousing merchandise for distribution to its stores. The Company is currently in negotiations to sell its South Carolina processing and warehousing facility. Future processing and warehousing will be contracted out with facilities on the West Coast of the United States and in the North Eastern part of the United States.

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

Events Leading up to Chapter 11 Filing

The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores with the majority of the funds generated by the store liquidation sales to be used for permanent reductions of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales. These events led to the Company's decision to file for protection under Chapter 11. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court. In August 1995, the Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court and a disclosure hearing was scheduled for October 19, 1995. Events subsequent to the filing of the Plan, including additional store closures required by the Company's Debtors-in-Possession Financing agreement, (as discussed below) have necessitated revisions to its Plan before a disclosure hearing will be held. The Company anticipates that it will file a revised Plan in May of 1996. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with according to a Plan of Reorganization to be filed by the Company that will be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditors' Committee reviews nonordinary course of business transactions and is participating in the formulation of the Plan of Reorganization.

The Company has estimated the amount of prepetition liabilities subject to settlement under reorganization proceedings and is currently reconciling claims filed with the Bankruptcy Court to its records. The Company anticipates that the reconciliation of claims filed with the Bankruptcy Court by the Company's creditors and/or the termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities.
The Company generally is continuing to pay interest on secured debt and is making certain principal reductions as approved by the Bankruptcy Court.

In March 1995, the Company entered into and the Bankruptcy Court approved an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing") that expired on January 31, 1996. The D.I.P. Financing agreement provided for cash borrowings of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees were payable monthly. On January 29, 1996 the D.I.P. Financing Agreement was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. Financing agreement was reduced to a $17.3 million line of credit with a provision for up to $10 million in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closing of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. Proceeds of $14,117,000 from the store closings were received by the Company subsequent to year-end and used to permanently reduce the prepetition secured bank loan. The Company expects that on May 1, 1996, the amended and restated D.I.P. Financing agreement will be extended through June 28, 1996. Bankruptcy Court approval has already been received relative to the extension. See Note 5 to the Consolidated Financial Statements included herein in Item 14.

RETAIL STORES, STORE CLOSURES AND RESTRUCTURING PLANS

RETAIL STORES

The Company locates its stores primarily in cities with populations in excess of 25,000. The Company's stores range in size, generally between 10,000 and 29,000 square feet, and are located principally in neighborhood shopping centers or stand-alone locations. At January 31, 1996, the Company operated 269 stores in 28 states.

STORE CLOSURES

The Company is currently preparing and anticipates filing, in May of 1996, a Reorganization Plan to exit Chapter 11. In order to receive extended Debtors-in-Possession financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan.

In January 1996, with approval of the Bankruptcy Court, the Company entered into an Agency agreement with an unrelated partnership (the Partnership) formed to liquidate the 86 stores. Under the Agency agreement, the Partnership guaranteed the Company a minimum of 21% of the aggregate retail price of the merchandise inventories, as defined, and agreed to assume substantially all of the expenses of operating the stores through liquidation. The Agency agreement further provides for a bonus payment to the Company based on an amount by which the actual liquidation sales exceed 40% of the aggregate retail price of merchandise inventories. Accordingly, in January 1996, the Company recorded a charge of $28,725,000 for the closure of the 86 stores which comprised the following:

     Merchandise inventories at cost                         $ 30,039,000
     Lease termination costs                                    9,700,000
     Write-off of fixed assets                                  4,145,000
     Other store closing costs                                    458,000
     Guaranteed cash payments                                 (14,117,000)
     Estimated bonus payment                                   (1,500,000)
                                                             ------------
                                                             $ 28,725,000
                                                             ============

The liquidation of the 86 stores was completed in April 1996.

The Company also closed other stores during the year ended January 31, 1996 primarily as a result of profit contribution levels below that required by the Company's Debtors-in-Possession financing agreements. Reorganization costs include a charge of $1,921,000 to close these stores.

1994 PLAN

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the 1994 Plan) to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores bringing the total number of super stores slated for closure to 188.

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
                                                             -----------
                                                             $49,600,000
                                                             ===========

At January 31, 1996, a total of 176 stores were closed under the 1994 Plan. In fiscal 1995, the Company canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During the years ended January 31, 1996 and 1995, super store sales of $12,712,000 and $59,375,000, respectively, and operating losses of $2,908,000 and $18,539,000, respectively, were excluded from operating results and charged to the restructuring reserve.

1993 PLAN

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the 1993 Plan) for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:

     Asset dispositions at closing                           $ 9,965,000
     Operating losses through closing                          2,325,000
     Lease termination and occupancy costs                       427,000
     Professional fees and other store closing costs             192,000
                                                             -----------
                                                             $12,909,000
                                                             ===========

At January 31, 1996, a total of 99 stores have been closed under the 1993 Plan. In fiscal 1995, the Company canceled the planned closure of 11 mall stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000 their estimate of the reserve needed to complete the 1993 Plan during fiscal 1995. During the years ended January 31, 1996, 1995 and 1994, mall store sales of $1,220,000, $21,548,000 and $18,750,000, respectively, and operating losses of $199,000, $5,656,000 and $1,775,000, respectively, were excluded from operating results and charged to the restructuring reserve.

Under the 1994 Plan and the 1993 Plan, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases. At January 31, 1996, the restructuring reserve of $12,949,000 relates primarily to remaining lease termination and occupancy costs for the 1994 Plan and the 1993 Plan.

STORE OPERATIONS

Information with respect to the number of stores operated by the Company for each of the last three years is set forth below.


YEAR ENDED JANUARY 31,             OPENED        CLOSED       TOTAL
1996                                               164          269
1995                                 1             213          433
1994                                31              81          645

The terms of the Company's leases range from month-to-month to 20 years. Most new leases are for a term of 10 to 15 years. Of the current leases, 79 expire in fiscal year ending 2000 or sooner and an additional 17 are on month-to-month leases.

Each store has a manager, an assistant manager and a number of full-time and part-time personnel, averaging 17 per store. District sales managers are each responsible for supervising approximately 12 stores and report to one of the Company's regional sales managers who in turn report to the Executive Vice President - Store Operations. Almost all district sales managers and regional sales managers are former store managers.

FABRIC

All stores carry apparel, decorative, craft and basic fabrics. The Company will continue to focus on its core fabric business with an emphasis on decorator and craft fabrics. The Company is currently negotiating to sell its South Carolina processing and warehousing facility. This facility has historically been the prime source of reorders for basic and apparel fabrics. The Company expects that 70% of all basic and apparel fabrics will now be reordered direct from key resources. Going forward, the Company plans to outsource a small facility on the West Coast of the United States for processing promotional fabrics, imports and certain decorating products. Most of the merchandise from this western facility will be processed for direct distribution to stores, with a limited inventory of decorating product. The Company also anticipates outsourcing a facility in the North Eastern part of the United States.

NOTIONS

The Company's stores carry a full complement of sewing notions and patterns that are necessary to complete any type of sewing project. Historically, 80% of all notions were shipped direct to the Company's stores. The Company expects that substantially all notions will now be shipped direct from major notions resources and distributors.

CRAFTS

The craft department focuses on floral, seasonal and basic crafts. These product lines target the decorating market, and combined with decorating fabrics, the Company offers a strong merchandise selection to attract the home decorating customer. The Company currently has 18 expanded craft stores (CC2). These stores have been test sites for new concepts and test merchandise. The Company plans continued expansion of this store format. Historically, 75% of all craft merchandise was shipped direct to the Company's stores. The Company expects that substantially all craft merchandise will now be shipped direct from major craft resources and distributors. Import crafts will be routed through the Company's third party distribution partner, Weber Distribution, in Los Angeles.

Sewing Machines

The Company's sewing machine department offers three major sewing machine brands, small appliances and machine service. The Company believes that the sewing machine department generates higher sales in relation to the selling space used than its other departments.

Processing and Suppliers

The Company has historically purchased fabrics directly from mills, principally in the United States, and processes such fabrics at its facility in Mauldin, South Carolina (see "Properties"). The fabrics are generally received in bulk, unrolled and inspected, cut into 10- to 25-yard lengths, and rolled on fabrics boards and packaged for shipment to stores. The Company is currently negotiating to sell its facility in Mauldin, South Carolina. The Company plans to subcontract the processing and distribution of product through two distribution facilities and one processing facility. Facilities will be located on the West Coast of the United States and in the North East portion of the United States. The Company believes it can substantially reduce its overhead costs by subcontracting out the processing and distribution of product. Substantially all notions sold by the Company are purchased directly from manufacturers.

The Company has no long-term contracts for the purchase of merchandise and purchases no more than 10% of its merchandise from any one supplier. The Company historically has been one of the largest purchasers of fabrics in the United States.

The Company believes that eliminating the Mauldin facility will have a positive effect on inventory turnover. By shipping product directly from vendors to stores, inventory duplication can be eliminated and lead times can be reduced. Also, the Company believes that planned system enhancements will further increase inventory turnover and reduce lead times. The Company plans to continue its program of eliminating the number of nonproductive stock keeping units.

Competition

The retail fabric, notion, sewing machine and craft businesses are highly competitive. In selling fabrics, notions and crafts, the Company competes with other national, regional, and the local retail fabric, craft and department stores. Competition in the fabric, notions and craft businesses is based primarily on location, product selection, quality, price and personal service. In selling sewing machines, the Company competes with department store chains and other independent dealerships. Competition in the sewing machine business is based primarily on product, quality, price and service.

Employees

As of January 31, 1996, the Company had approximately 4,900 employees, of whom approximately 4,500 were engaged in retail sales. Approximately 3,300 of these sales employees worked on a part-time basis. The number of Company employees increases during peak seasons. The Company has never experienced a work stoppage and no employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's executive offices are located in a 72,000 square foot building in Sherman Oaks, California owned by the Company. The Company has leased approximately 23,000 square feet that it does not occupy to nonaffiliated tenants.

House of Fabrics of South Carolina, Inc., a wholly-owned subsidiary of the Company, owns and leases parcels of land totaling approximately 28 acres from the County of Greenville, in Mauldin, South Carolina. The remaining lease is for a 20-year term ending in 1998. A 550,000 square foot warehouse and processing facility has been constructed on the properties, which was expanded by the addition of 240,000 square feet completed in July 1993. The Company has guaranteed all obligations of the subsidiary under the lease. At the end of the lease term, the subsidiary has the right to acquire fee title to the remaining property at a nominal price. To finance the purchase of the land and construction of the plant, Greenville County issued three series of industrial revenue bonds in the aggregate principal amount of $4,750,000. One bond series matured in 1989 and another in 1992. The remaining bond series matures in fiscal 1998. The interest rate on the industrial bond series is 7% per annum. The lease provides (1) for annual payment of $125,000 which is sufficient to pay all interest on and to redeem the bond series by the end of the lease term, and
(2) for the Company to pay all taxes.

The Company has entered into separate negotiations to sell the executive office building in Sherman Oaks, California and the warehouse and distribution processing facility in Mauldin, South Carolina. While the Company has reached tentative agreement on the sale of both properties, there are various contingencies that could affect the completion of the sale of the properties. The Company plans to subcontract the processing and distribution of product to third parties to reduce the cost of overhead significantly. The Company plans to lease executive office space in its current facility in Sherman Oaks, California after it is sold.

The Company's leases for retail stores are described in leased facilities under "Business - Retail Stores and Restructuring Plans."


ITEM 3.  LEGAL PROCEEDINGS

On November 2, 1994, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as Debtors-in-Possession pursuant to authorization of the Bankruptcy Court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange and Pacific Stock Exchange under the symbol "HF". At April 22, 1996, there were approximately 1,303 registered stockholders.

The following table sets forth the high and low per share sales prices of the Company's common stock for the last two fiscal years:


                                         YEAR ENDED            YEAR ENDED
                                       JANUARY 31, 1996      JANUARY 31, 1995
                                       ----------------      ----------------
                                       HIGH        LOW       HIGH        LOW

First quarter                          $1.00      $0.50      $7.50      $5.88
Second quarter                         $1.50      $0.63      $6.50      $3.00
Third quarter                          $1.13      $0.56      $4.13      $1.38
Fourth quarter                         $0.69      $0.38      $2.00      $0.88


ITEM 6.  SELECTED FINANCIAL DATA


                         1996           1995            1994            1993           1992(a)
SUMMARY OF
 OPERATIONS:
Sales               $333,501,000    $416,276,000    $546,664,000    $557,521,000    $493,062,000
Gross profit        $140,738,000    $159,893,000    $222,907,000    $256,823,000    $242,059,000
Interest expense    $ 14,062,000    $ 13,983,000    $  8,176,000    $  5,296,000    $  4,039,000
Income taxes
  (benefit)         $   (165,000)   $ (2,325,000)   $(15,218,000)   $  3,750,000    $ 12,796,000
Net income
  (loss)            $(70,367,000)   $(95,385,000)   $(29,542,000)   $  5,203,000    $ 19,691,000
Net income
  (loss) per share  $      (5.14)   $      (6.96)   $      (2.16)   $       0.37    $       1.44


                         1996            1995            1994           1993             1992(a)
YEAR END
 POSITION:
Assets                $230,554,000   $327,597,000    $393,055,000    $383,132,000    $363,698,000
Long-term debt        $     80,000   $    309,000    $  2,862,000    $ 17,216,000    $  6,742,000
Stockholders'
 (Deficit) Equity     $(15,343,000)  $ 55,024,000    $150,409,000    $179,592,000    $182,592,000
Tangible
 Stockholders'
 (Deficit) Equity     $(53,410,000)  $ 15,884,000    $110,197,000    $138,308,000    $141,758,000
Stockholders'
 (Deficit) Equity
 Per Share            $      (1.12)  $       4.02    $      10.98    $      13.15    $      12.97
Tangible
 Stockholders'
 (Deficit) Equity
 Per Share            $      (3.90)  $       1.16    $       8.05    $      10.13    $      10.07

Number of Stores               269            433             645             695             667

(a) On July 16, 1991, the Company acquired all of the common stock of Fabricland, Inc.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 269 stores in 28 states as of January 31, 1996. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations.

OVERVIEW

Store for store sales decreased 3.2%, comparing the year ended January 31, 1996 to the previous fiscal year, and the net loss totaled $70,367,000 for the year ended January 31, 1996 compared to $95,385,000 for the previous fiscal year. The net loss for the year ended January 31, 1996 includes reorganization costs of $44,915,000, which includes $30,646,000 for store closures, $9,818,000 of professional fees, $3,812,000 to close and sell the Mauldin, South Carolina and corporate headquarters facilities and write off related obsolete management information systems, and $639,000 of other costs. A total of 164 stores were closed during the year ended January 31, 1996. The net loss for the year ended January 31, 1995 includes a restructuring charge of $49,600,000 to close stores and a charge to cost of sales of $19,000,000 to markdown and liquidate certain inventories that no longer fit into the Company's revised merchandising model. Stockholders' equity decreased from $150,409,000 at February 1, 1994 to a deficit of $15,343,000 at January 31, 1996.

This performance resulted from a variety of factors, including an overstored retail fabric industry, competitive conditions and a highly promotional environment in the industry, declining demand for fabrics used for apparel, lingering economic weakness in California, and not being fully restocked with new product in the stores through the first half of fiscal 1996.

Chapter 11 Reorganization

The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores (see further discussion below) with the majority of the funds generated by the store liquidation sales to be used for permanent reductions of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales. These events led to the Company's decision to file for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on November 2, 1994. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court. The Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court on August 31, 1995 and a disclosure hearing was scheduled for October 19, 1995. Events subsequent to the filing of the Plan, including additional store closures required by the Company's Debtors-in-Possession financing agreement, have necessitated revisions to the Plan before a disclosure hearing will be held. The Company anticipates that it will file a revised Plan in May of 1996. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 3 to the Consolidated Financial Statements) represent the Company's estimate of liabilities as of January 31, 1996, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt and is making certain principal reductions as approved by the Bankruptcy Court.

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

The following table sets forth, as a percentage of sales, selected items appearing in the consolidated statements of operations for the years ended January 31, 1996, 1995 and 1994.


                              1996        1995       1994
Sales                        100.0 %     100.0 %    100.0 %

Expenses:
Cost of sales                 57.8        61.6       59.2
Store and operating           39.7        40.4       39.4
General and administrative     5.9         6.9        5.7
Interest                       4.2         3.4        1.5
Restructuring charges                     10.4        2.4
Reorganization costs          13.5         0.8        0.0
                             -----       -----       ----
Loss before income taxes     (21.1)      (23.5)      (8.2)

Income tax benefit             0.0        (0.6)      (2.8)
                             -----       -----       ----
Net loss                     (21.1)%     (22.9)%     (5.4)%
                             =====       =====       =====

In both fiscal 1994 and 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies. In fiscal 1996, the Company closed stores pursuant to its Debtors-in-Possession financing agreement and to facilitate its ability to negotiate exit financing prior to emerging from Chapter 11. A summary of store closures in fiscal 1996 and restructuring plans in fiscal 1995 and 1994 is as follows:

STORE CLOSURES

The Company is currently preparing and anticipates it will file, in May 1996, a revised Reorganization Plan to exit Chapter 11. In order to receive extended Debtors-in-Possession financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan.

In January 1996, with approval of the Bankruptcy Court, the Company entered into an Agency agreement with an unrelated partnership (the Partnership) formed to liquidate the 86 stores. Under the Agency agreement, the Partnership guaranteed the Company a minimum of 21% of the aggregate retail price of the merchandise inventories, as defined, and agreed to assume substantially all of the expenses of operating the stores through liquidation. The Agency agreement further provides for a bonus payment to the Company based on an amount by which the actual liquidation sales exceed 40% of the aggregate retail price of merchandise inventories. Accordingly, in January 1996, the Company recorded a charge of $28,725,000 for the closure of the 86 stores which comprised the following:

Merchandise inventories at cost                                   $ 30,039,000
Lease termination cost                                               9,700,000
Write-off of fixed assets                                            4,145,000
Other store closing costs                                              458,000
Guaranteed cash payments                                           (14,117,000)
Estimated bonus payment                                             (1,500,000)
                                                                  ------------

                                                                  $ 28,725,000
                                                                  ============


The liquidation of the 86 stores was completed in April 1996.

The Company also closed other stores during the year ended January 31, 1996 primarily as a result of profit contribution levels below that required by the Company's Debtors-in-Possession financing agreements. Reorganization costs include a charge of $1,921,000 to close these stores.

1994 Plan

Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the 1994 Plan) to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores bringing the total number of super stores slated for closure to 188.

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
                                                                    -----------
                                                                    $49,600,000
                                                                    ===========

At January 31, 1996, a total of 176 stores were closed under the 1994 Plan. In fiscal 1995, the Company canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During the years ended January 31, 1996 and 1995, super store sales of $12,712,000 and $59,375,000, respectively, and operating losses of $2,908,000 and $18,539,000, respectively, were excluded from operating results and charged to the restructuring reserve.

1993 Plan

Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the 1993 Plan) for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:

Asset dispositions at closing                                      $ 9,965,000
Operating losses through closing                                     2,325,000
Lease termination and occupancy costs                                  427,000
Professional fees and other store closing costs                        192,000
                                                                   -----------
                                                                   $12,909,000
                                                                   ===========

At January 31, 1996, a total of 99 stores have been closed under the 1993 Plan. In fiscal 1995, the Company canceled the planned closure of 11 mall stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000 their estimate of the reserve needed to complete the 1993 Plan during fiscal 1995. During the years ended January 31, 1996, 1995 and 1994, mall store sales of $1,220,000, $21,548,000 and $18,750,000, respectively, and operating losses of $199,000, $5,656,000 and $1,775,000, respectively, were excluded from operating results and charged to the restructuring reserve.

Under the 1994 Plan and the 1993 Plan, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases. At January 31, 1996, the restructuring reserve of $12,949,000 relates primarily to remaining lease termination and occupancy costs for the 1993 Plan and the 1994 Plan.

Sales

Sales for the year ended January 31, 1996 decreased 19.9% to $333,501,000, from $416,276,000 in the prior fiscal year. The decrease in sales of $82,775,000 consisted of a 3.2% decrease in store for store sales, and a reduction in sales due to the reduction in the number of stores that were open in fiscal 1996 compared to fiscal 1995. Sales in fiscal 1996 and 1995 for stores closed under the 1994 Plan were charged to the restructuring reserve and totaled $12,712,000 and $59,375,000, respectively.

The decrease in store-for-store sales resulted primarily because the Company was still in the process of restocking stores in the fiscal 1996 spring and summer selling seasons. The stores were understocked because of liquidity issues that had forced the Company into Chapter 11. The decrease in store-for-store sales also resulted in part from competitive pressure in the fabric retailing industry.

Sales for the year ended January 31, 1995 decreased 23.9% to $416,276,000 from $546,664,000 in the prior fiscal year. The decrease in sales of $130,388,000 consisted of an 11.3% decrease in store-for-store sales, in addition to the elimination of sales in fiscal 1995 for stores under the 1994 Plan of $59,375,000. Sales that were eliminated under the 1993 Plan in fiscal 1995 amounted to $21,548,000. During fiscal 1995, the Company closed 72 mall stores under the 1993 Plan, 126 super stores under the 1994 Plan and 15 additional stores not included in either plan. The Company opened one store during fiscal 1995.

The decrease in store-for-store sales resulted from the lack of product in the stores for both basics and for the fall selling season. The Company experienced severe liquidity issues that prevented it from being able to acquire the proper level of goods necessary to stock its stores adequately. In addition, the Company began liquidation of underperforming super stores in September 1994, along with the liquidation of the remaining mall stores. Many of the liquidation stores were in direct competition with the Company's continuing store base and negatively affected the continuing store sales. The decrease in store for store sales also resulted in part from competitive pressure in the retailing industry.

Cost of Sales

Gross profit as a percentage of sales increased to 42.2% for the year ended January 31, 1996 from 38.4% in the prior fiscal year. Gross profit as a percentage of sales increased during fiscal 1996 primarily because of the $19,000,000 charge in the previous fiscal year to aggressively mark down and liquidate certain inventories that no longer fit into the Company's merchandising model. In addition, the Company continues to operate in a highly promotional and competitive environment.

Gross profit as a percentage of sales decreased to 38.4% for the year ended January 31, 1995 from 40.8% in the prior fiscal year. Gross profit was decreased in fiscal 1995 by $19,000,000 (4.6% of sales) to aggressively markdown and liquidate certain inventories that no longer fit into the Company's merchandising model and in fiscal 1994 by $21,825,000 (4.0% of sales) primarily to implement the Company's repricing strategy for certain fabric, notion and craft inventories. In addition to the decrease in gross profit resulting from these charges, gross profit as a percentage of sales decreased in fiscal 1995 in comparison to fiscal 1994 due to (1) lower sales prices which resulted from the highly promotional and competitive environment, (2) an increase in craft sales as a percentage of total sales which generally have lower margins, and (3) decreased purchase volume discounts resulting from lower purchases during fiscal 1995 compared to fiscal 1994.

Store and Operating Expenses

Store and operating expenses for the year ended January 31, 1996 decreased $35,652,000 to $132,469,000 from $168,121,000 for the prior fiscal year. As a percent of sales, these expenses decreased to 39.7% for the year ended January 31, 1996 from 40.4% for the prior fiscal year primarily due to a reduction in store rent and rent-related expenses offset by an increase in advertising. The lower rent and related expense as a percentage of sales reflect the closure of lower volume stores that had a higher cost per sales dollar as well as the Company's effort to renegotiate rent levels throughout the chain.

Store and operating expenses for the year ended January 31, 1995 decreased $47,427,000 to $168,121,000 from $215,548,000 for the prior fiscal year. As a percent of sales, these expenses increased to 40.4% for the year ended January 31, 1995 from 39.4% for the prior fiscal year primarily due to higher fixed costs as a percentage of sales in fiscal 1995 as compared to fiscal 1994. This increase is attributable to reduced sales resulting from the Company's inability to acquire the proper level of goods necessary to stock its stores adequately.

General and Administrative

General and administrative expenses for the year ended January 31, 1996 decreased $8,759,000 to $19,824,000 from $28,583,000 for the prior fiscal year. General and administrative expenses as a percent of sales decreased to 5.9% for the year ended January 31, 1996 from 6.9% for the prior fiscal year primarily as a result of savings in the Company's worker's compensation insurance, medical insurance and general insurance programs. The Company has renegotiated its insurance policies and in some cases changed insurance carriers in an effort to reduce the overall insurance expenses. In general, most expenses were reduced as a result of store closures with the exception of management information systems costs associated with the upgrading of the Company's computer systems.

General and administrative expenses for the year ended January 31, 1995 decreased $2,451,000 to $28,583,000 from $31,034,000 for the prior fiscal year. General and administrative expenses as a percent of sales increased to 6.9% for the year ended January 31, 1995 from 5.7% for the prior fiscal year primarily as a result of higher fixed costs as a percentage of sales in fiscal 1995 as compared to fiscal 1994. In addition, the store liquidation process that continued throughout fiscal 1995 and the reorganization process that began in the latter portion of fiscal 1995 required substantial administrative support, although such efforts do not support reported sales as the operations of the liquidation stores were charged to the restructuring reserves. The amount of general and administrative expenses decreased for the year ending January 31, 1995 in comparison to the prior fiscal year primarily as a result of reductions in personnel. General and administrative payroll costs decreased $2,200,000 for fiscal 1995 in comparison to fiscal 1994.

Interest

Interest expense for the year ended January 31, 1996 increased $79,000 compared to the prior fiscal year. The Company's average effective borrowing rates increased as a result of market rate increases, but was offset by a reduction in the Company's average loan balance.

Interest expense for the year ended January 31, 1995 increased $5,807,000 compared to the prior fiscal year, primarily as a result of an increase in the Company's average effective borrowing rates, which resulted from market rate increases, and interest penalties charged when the Company was in default under its loan agreement prior to the Chapter 11 filing.

Reorganization Costs

Costs associated with the Company's Chapter 11 filing amounted to $44,915,000 for the year ended January 31, 1996, which was composed primarily of store closure costs and professional fees. The Company closed 86 stores pursuant to covenants in the Amended and Restated Debtor-in-Possession financing agreement dated January 29, 1996. In order to receive extended financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close these underperforming stores and use the proceeds to permanently reduce notes payable under the Company's credit agreement with the bank. Costs associated with the Company's Chapter 11 filing amounted to $3,416,000 for the year ended January 31, 1995, which were composed primarily of professional fees. Store closure costs, including lease termination costs, for the stores closed under the 1993 Plan and the 1994 Plan are included in the statement of operations as a component of restructuring charges. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

Income Taxes

Income tax benefit decreased to $165,000 for the year ended January 31, 1996, compared to $2,325,000 in the prior fiscal year and $15,218,000 in fiscal 1994. As a percentage of loss before income tax benefit, the income tax benefit for the year ended January 31, 1996 decreased to 0.2% from 2.4% in the prior fiscal year and 34.0% in fiscal 1994.

The Company generated a net operating loss for the year ended January 31, 1996, for which no carryback benefit was available. The net realizable balance of deferred income tax assets at January 31, 1996 and 1995 was determined based on the extent that they can be offset by future reversals of deferred income tax liabilities. The Company has developed certain tax strategies that may enable it to accelerate the benefit for certain net operating loss carryforwards. However, no reasonable estimate can be made of the range of amount of benefits that are reasonably possible in the near term; accordingly, no benefit was recorded. The Company has continuing obligations for minimum state income taxes in years when taxable losses are generated. Such obligations were offset in the year ended January 31, 1996 by benefits from certain state amended returns and carryback claims.

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

The Company's Debtors-in-Possession financing agreement requires the Company to use excess cash, as defined, to repay amounts due under its line of credit agreement with the bank. Proceeds from certain asset sales are also required to be used to repay amounts due under the line of credit agreement. During the year ended January 31, 1996, repayments under line of credit agreements amounted to $23,843,000.

Beginning in the second quarter of fiscal 1995 and through the Filing Date, the Company experienced significant credit restrictions and operating losses that prevented it from making merchandise inventory purchases that otherwise would have been made. In addition, the Company was in the process of liquidating stores under the 1993 Plan and had begun the process of liquidating stores under the 1994 Plan. The Company was required to segregate the proceeds of the store liquidations in an account that was controlled by Bank of America NT & SA pending the reconciliation and settlement of inventory reductions under the Company's loan agreement with the bank. These circumstances, together with the stay of payments for prepetition liabilities provided under the Chapter 11 filing, enabled the Company to report cash balances at January 31, 1995 of $47,381,000. Net cash provided by operating activities amounted to $55,474,000 for the year ended January 31, 1995 compared to cash used in operating activities for the year ended January 31, 1994 of $28,888,000.

No new stores were opened in fiscal 1996. For the year ended January 31, 1995, the Company reduced the number of new stores opened or acquired from 31 stores in fiscal 1994 to 1 store in fiscal 1995. Capital expenditures for the year ended January 31, 1996, related primarily to upgrading of the computer systems, and for the years ended January 1995 and 1994, related primarily to new store openings, were $5,093,000, $1,523,000 and $12,425,000, respectively.
Proceeds from the sale of property during fiscal 1995 resulted primarily from the disposition of the warehouse in Portland, Oregon that was classified as available for sale.

As described in Note 4 to the consolidated financial statements, the Company has a Credit Agreement for which Bank of America, NT & SA acts as Agent Bank. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company, excluding property.

As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement were suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement. Under such agreement, a total of $23,843,000 of permanent principal reductions were made based upon a preapproved formula through January 31, 1996 and an additional $17,348,000 was repaid through March 31, 1996. The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets.

In March 1995, the Company entered into and the Bankruptcy Court approved an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing"). The D.I.P. Financing agreement provides for cash borrowing of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations. On January 29, 1996 the D.I.P. financing agreement was extended through April 30, 1996 with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17.3 million line of credit with a provision for up to $10 million in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. Proceeds of $14,117,000 from store closings were received by the Company subsequent to year-end and used to permanently reduce the prepetition secured bank loan. The Company expects that, on May 1, 1996, the amended and restated D.I.P. Financing agreement will be extended through June 28, 1996. Bankruptcy Court Approval had already been received relative to the extension. At January 31, 1996 there were no borrowings against the D.I.P. financing agreement.

Currently, the Company anticipates that total capital expenditures for fiscal 1997 will approximate $5,000,000 which includes a continuing investment to upgrade its computer systems.

The Company believes that cash flow from ongoing operations and the D.I.P. financing agreement should enable the Company to meet liquidity requirements through its emergence from Chapter 11, at which time the Company anticipates that it will be able to secure "Exit Financing" to replace its Debtors-in-Possession financing agreement. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement and obtain financing sources to meet future obligations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, together with the report thereon of Deloitte & Touche LLP, independent auditors, are included herein in
Item 14. on pages 28 to 48.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  SHARES OF
                                                                  COMMON STOCK
                                                                  BENEFICIALLY
                                                                  OWNED AS OF     PERCENTAGE OF
NAME AND PRINCIPAL OCCUPATION                    FIRST BECAME     JANUARY 31,     COMMON STOCK
OR EMPLOYMENT (1)                  AGE           A DIRECTOR       1996 (2)        OUTSTANDING

Barney Sofro
Chairman of the Board of
  Directors of the Company         54              1970                766,308(2)      6.1%

Gary L. Larkins
President and Chief Executive
  Officer of the Company           53              1978                 25,340          (3)

Marvin S. Maltzman
Senior Vice President-
  Administration, Secretary
  and General Counsel since 1993.
  Prior to that he was
  Vice President, Secretary and
  General Counsel from 1980.       59              1991                  3,250          (3)

R.N. Hankin
Founder, Senior Partner and
  Chief Executive Officer of
  Hankin & Co.                     49              1995                      0          (3)

                                                                   SHARES OF
                                                                  COMMON STOCK
                                                                  BENEFICIALLY
                                                                   OWNED AS OF       PERCENTAGE OF
NAME AND PRINCIPAL OCCUPATION                    FIRST BECAME      JANUARY 31,        COMMON STOCK
OR EMPLOYMENT (1)                        AGE      A DIRECTOR         1996 (2)          OUTSTANDING
H. Michael Hecht                          56         1995                    0             (3)
President and Chief Executive Officer
  of Dickson Trading North America.
  From 1992 to 1994 he was President
  and Chief Executive Officer of
  Builder's Emporium.  From 1975 to
  1992 he served Carter Hawley Hale
  Stores, Inc. in a variety of
  executive positions, the most
  recently of which was as President
  and member of its Board of Directors.

Mitchell G. Lynn                          47         1995                    0             (3)
President and Chief Executive Officer,
  Combined Resources International.
  From 1993 to 1994 Senior Executive
  Vice President and Director of
  Price/Costco.  From 1979 to 1993 he
  was with Price Company in various
  executive positions, the most recent
  of which was President and a Director.

Phillip G. Samovar                        53         1992               10,000             (3)
Attorney engaged in private practice of
  law.

(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2) Includes 28,441 shares held of record by Barney Sofro's wife, Victoria Ann Sofro, and 177,829 shares held by Barney Sofro as custodian for his three children under the California Uniform Gifts to Minors Act.

(3)  Less than 1%.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT


NAME                    AGE                      POSITION AND OFFICE
Barney Sofro            54        Chairman of the Board, and a Director since 1970.

Gary L. Larkins         53        President and Chief Executive Officer, and a
                                  Director since 1978.

John E. Labbett         45        Executive Vice President and Chief Financial
                                   Officer since October 1995. Prior to that he was
                                   the Vice President/Chief Financial Officer for the
                                   Petfood Giant, Inc. from 1994 to 1995. From 1987
                                   to 1993 he was Executive Vice President - Chief
                                   Financial Officer for Herman's Sporting Goods,
                                   Inc.

William E. Rapp         54        Executive Vice President - Merchandise and Buying
                                   since May 1995. General Merchandise Manager for
                                   Northwest Fabrics from 1988 to 1995. Senior Buyer
                                   and Merchandise Manager for Clothworld from 1984
                                   to 1988.

Michael E. Brown        38        Sr. Vice President - Store Operations since September 1994.
                                   From June 1994 to September 1994 he was Vice President -
                                   Retail Sales; January 1993 to May 1994, Regional Sales Manager;
                                   September, 1991 to December 1992, District Sales Manager;
                                   August 1991 to November 1991, Store Manager.

Marvin S. Maltzman      59        Sr. Vice President - Administration, Secretary and
                                   General Counsel since 1993; Vice President,
                                   Secretary and General Counsel from 1980 to 1993,
                                   and a Director since 1991.

Richard H. Shelton III  52        Sr. Vice President - Warehouse and Distribution since 1993.
                                   Vice President - Warehouse  and Distribution from 1988 to 1993.

James C. Webb           52        Sr. Vice President - Real Estate since 1993.  Prior to that he was Vice President - Real Estate.

L. Jay Bowen            49        Vice President - Merchandise Support since September 1994.
                                   Served the Company in Various Capacities since 1968, including
                                   Vice President - Notions.

Mary A. Deaver          31        Vice President - Home Merchandise since September 1994.  From
                                   June 1994 to August 1994 she was a Craft Merchandise Manager;
                                   from 1991 to 1994 she was a Craft Buyer.  Prior to 1991 she was a Buyer for Michael's Incorporated.

Norman L. Salvesen      43        Vice President - Finance since December 1995.  Prior to that he was Vice President - Controller since September 1994.  From
                                   June 1994 to August 1994 he was Controller.  Prior to that he was
                                   Corporate Controller for Toshiba America Information Systems, Inc.
                                   from 1991 to 1994, and prior to that Assistant Company Controller for Toshiba America Information Systems, Inc.

NAME                   AGE                   POSITION AND OFFICE
Thomas H. Kelly         50    Vice President-Store Operations since May 1995.
                              Prior to that he served as Regional Sales
                              Manager since 1990.  He was District Manager for
                              Leewards from 1988 to 1989 and General  Manager of
                              Operations for Moskatels/Michaels Stores from
                              1987 to 1988.

Carlos Menendez         46    Chief Information Officer since August 1995.
                              Prior to that, he was Director of MIS for
                              Aaron Brothers from 1988 to 1995.  He was
                              Director of MIS for Federal Wholesale Toy from
                              1987 to 1988.  From 1985 to 1987, he was Data
                              Processing Manager for Tulon Inc.

DISCLOSURE OF DELINQUENT FILERS, PURSUANT TO ITEM 405 OF REGULATION S-K,

Executive officers, directors and stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of such copies and other records available to the Company, the Company believes that all of its officers, directors and persons who own more than ten percent of the Company's common stock have complied with all filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION

The information in the Summary Compensation Table sets forth the compensation paid to the Chief Executive Officer and the four most highly compensated executive officers at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                      ANNUAL COMPENSATION                             AWARDS
                              ----------------------------------                   -------------
                                FISCAL                                 OTHER
                                 YEAR                                  ANNUAL         SECURITIES
NAME AND PRINCIPAL              ENDED                               COMPENSATION      UNDERLYING
 POSITION OPTIONS             JANUARY 31,  SALARY      BONUS (2)      (3)(4)(5)         STOCK
 ----------------             -----------  ------      ---------    ------------      ----------
Gary L. Larkins                1996        $ 224,254   $      -      $ 28,234               -
President and Chief            1995        $ 224,254   $ 18,600(1)   $ 38,891         271,000
 Executive Officer             1994        $ 229,525   $      -      $ 70,009               -

Barney Sofro                   1996        $ 136,504   $      -      $ 18,993               -
Chairman of the Board          1995        $ 136,504   $      -      $ 23,127         187,850
                               1994        $ 139,234   $      -      $ 49,549               -

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                              ANNUAL COMPENSATION                              AWARDS
                                      ----------------------------------                    ------------
                                        FISCAL                               OTHER
                                         YEAR                                ANNUAL          SECURITIES
NAMES AND PRINCIPAL                     ENDED                             COMPENSATION       UNDERLYING
 POSITION OPTIONS                     JANUARY 31,    SALARY    BONUS (2)    (3)(4)(5)          STOCK
 -----------------                    ----------     ------    ---------  ------------       -----------
William E. Rapp                       1996           $ 97,210   $ 60,000(8)   $ 32,111            -
Executive Vice President-             1995(7)
 Buying                               1994

Michael E. Brown                      1996          $ 131,250   $ 10,000(6)   $ 13,688           -
Executive Vice President-             1995          $  76,570   $ 17,600(1)   $ 10,990        50,000
 Store Operations                     1994          $  51,595   $ 10,000(6)   $ 12,105

Marvin S. Maltzman                    1996          $ 116,196         -       $ 22,116           -
Senior Vice President-                1995          $ 114,124    $ 17,401(1)  $ 14,990        73,523
 Administration                       1994          $ 113,261    $    -       $ 24,415           -
 Secretary and General
 Counsel


(1) The Board of Directors adopted a Special Bonus Plan (Plan) effective during fiscal 1995. The Plan is designed to help retain executive officers and key employees (Employees) of the Company during the period of the Chapter 11 bankruptcy reorganization. This Plan is designed to offer Employees the incentive and reward required to maintain their support, enthusiasm and loyalty though the reorganization process. In the event new employees are hired they may also be included in the Plan upon recommendation of the President of the Company. The Plan provides for the payment of the bonus in three stages. The first payment was made upon adoption of the Plan with each participant receiving 20% of the total amount designated. The second payment of 20% will be made upon the Company's having secured approval from the bankruptcy court to present a Plan of Reorganization for approval. The final payment, 60%, due under the Plan shall be made upon confirmation of the Plan of Reorganization. All amounts paid shall be deemed to be fully earned provided the Employee remains in the employ of the Company for at least ninety (90) days following the second payment date, and one-hundred and eighty (180) days following the last payment date. The payments shall be deemed earned pro rata for each day worked by the Employee during the ninety (90) and one-hundred and eighty (180) day periods.

(2) There were no bonuses paid under the Company's regular bonus program for any of the years shown.

(3) The aggregate value of the perquisites and other personal benefits received by each named executive is not reflected because the amount was below the reporting threshold.

(4) The Company adopted a Qualified Profit Sharing Plan (the Qualified Plan) in 1970 which is designed to encourage long range savings, to meet financial emergencies and retirement need. The Qualified Plan covers full-time employees twenty-one years of age who have been employed by the Company at least twelve months. An employee may contribute up to a maximum of 16% of monthly earning. The Company, subject to its profitability, will match 1% for each year of employment up to a maximum of 6%. The Company also may (at its discretion) make an excess contribution of 5.7% of the amount by which each participant's annual compensation exceeds the maximum taxable wage base of the Social Security Act. In 1990, the Company adopted a Non-Qualified Profit Sharing Plan (the Non-Qualified Plan) for all highly compensated officers and employees (HCG) of the Company. The HCG is no longer eligible to participate in the Qualified Plan. The Non-Qualified Plan is limited to the HCG. The Non-Qualified Plan is designed to offer the HCG the same benefits as afforded under the Qualified Plan. The amounts in this column include: (a) the Company's matching contributions to the Non-Qualified Plan as follows: none in fiscal 1996 and (b) and amount for income tax reimbursement for earnings on the contributions made to each employee's account for the fiscal year ended January 31, 1996. The amounts paid were Gary L. Larkins--$19,550; Barney Sofro--$9,601; and Marvin S. Maltzman $7,608.

(5) Profit sharing contributions are earned in the prior year but paid in the following year. Because of the Company losses in the last two years there were no company matching contributions earned for the fiscal years ended January 31, 1996 and 1995.

(6)  Minimum bonus payments guaranteed upon hiring.

(7)  William E. Rapp was elected as an officer on May 24, 1995.

(8)  Hiring bonus for William E. Rapp.

The following information is furnished for the fiscal year ended January 31, 1996 with respect to the Board of Directors, the Chief Executive Officer and the four most highly compensated executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                          NUMBER OF        PERCENTAGE OF                                           VALUE AT ASSUMED
                          SECURITIES       TOTAL OPTIONS                                           STOCK APPRECIATION
                          UNDERLYING        GRANTED TO          EXERCISE                           FOR OPTION TERM(2)
                           OPTIONS         DIRECTORS IN           PRICE          EXPIRATION      ----------------------
NAME                      GRANTED(1)        FISCAL YEAR         ($/SHARE)          DATE            5%($)        10%($)
- - ----                     -----------      -------------        -----------       ----------       -------      --------
R.N. Hankin               2,500            33.30%               1.13              July 24, 2005    4,581        7,295
H. Michael Hecht          2,500            33.30%               1.13              July 24, 2005    4,581        7,295
Mitchell G. Lynn          2,500            33.30%               1.13              July 24, 2005    4,581        7,295

(1) Options were granted for a term of ten years at 100% of fair market value on the date of the grant. The options vest over a three year period so that one-third of the grant is vested at the end of year one, two-thirds at the end of year two, and 100% of the options are fully vested at the end of year three.

(2) Potential realizable value is disclosed in response to SEC rules which require such disclosure for illustration only. The values disclosed are not intended to be, and should not be interpreted by stockholders as representations or projections of the future value of the Company's stock or of the stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
Values

                                                             NUMBER OF
                        SHARES                         SECURITIES UNDERLYING                       VALUE OF UNEXERCISED
                      ACQUIRED                         UNEXERCISED OPTIONS                        IN-THE-MONEY OPTIONS
                         ON           VALUE            AS OF JANUARY 1, 1996                      AS OF JANUARY 31, 1996
                      EXERCISE      REALIZED        EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
                    -----------     ---------       -------------------------                   -------------------------
Gary L. Larkin           -              -              90,333/180,667                                        -/-
Barny Sofro              -              -              62,671/185,233                                        -/-
William E. Rapp          -              -                    -/-                                             -/-
Michael E. Brown         -              -               16,667/33,333                                        -/-
Marvin S. Maltzman       -              -               24,508/49,017                                        -/-
R.N. Hankin              -              -                    -/2500                                          -/-
H. Michael Hecht         -              -                    -/2500                                          -/-
Mitchell G. Lynn         -              -                    -/2500                                          -/-
Phillip G. Samovar       -              -                    2500/-                                          -/-

LONG-TERM INCENTIVE PLANS AWARDS IN YEAR ENDED JANUARY 31, 1996

There were no Long-Term Incentive Plans during the year ended January 31, 1996.

DEFINED BENEFIT OR ACTUARIAL PLANS

There were no Defined Benefit or Actuarial Plans in effect during the year ended January 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee (Committee) is appointed by the Board of Directors and currently consists of the Company's four outside directors, Phillip G. Samovar, Chair, and R. N. Hankin, H. Michael Hecht and Mitchell G. Lynn. Phillip G. Samovar was formerly a Director, Vice President, Secretary and General Counsel of the Company. He resigned from that position in 1979 and currently is an attorney engaged in private practice.

            BOARD COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Committee reviews the compensation of all corporate officers, including the Chief Executive Officer, and makes recommendations to the Board of Directors based upon the criteria which follows:

The Company's overall compensation philosophy has the objective of (1) competitiveness, (2) reasonableness, (3) performance and (4) consistency and equity. The Committee also believes that the Company's bonus program should incorporate a philosophy that a substantial portion of the total annual compensation be "at risk" through short-term strategic goals for the Company, and significant individual incentive during the fiscal year.

At House of Fabrics, for many years officers' compensation has been directly linked to performance through a base salary and a bonus percentage based upon the financial performance of the Company. The bonus portion of officers' compensation, when the Company has achieved increased operating results, can constitute a significant percentage of each officer's total compensation, and conversely, when operating results decline, so do officers' bonuses.

For the last three years, because of competitive conditions and the declining performance of the Company, base salaries have remained relatively unchanged.
In addition, since the Company entered into Chapter 11 bankruptcy reorganization on November 2, 1994, performance bonuses and stock options have not been awarded.

In October 1995, the Compensation Committee recommended and the Board of Directors adopted a Change in Control Severance Agreement that covers certain key and executive officers of the Company. The agreement provides for payment of 12 to 18 months of base salary based on executive officer classification in the event of a change in the control of the Company as defined in the agreement. (See exhibit 28.2)

During the fiscal year ended January 31, 1996, the base compensation of the executive officers was unchanged with the exception that one executive officer received an increase in his base compensation as a result of additional responsibilities and another executive officer received an increase based on keeping his salary level competitive among officers' salaries.

In 1993, Congress adopted legislation that prohibits publicly-held companies from deducting certain compensation that exceeds $1,000,000 in any tax year. In view of the Company's compensation levels, it has not modified its incentive plans to comply with this legislation. Should circumstances change, the Committee will consider a modification of Company plans to comply with the legislation where practical.

                                            Phillip G. Samovar, Chair
                                            R. N. Hankin
                                            H. Michael Hecht
                                            Mitchell G. Lynn


               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
        AMONG HOUSE OF FABRICS, PEER GROUP INDEX AND NYSE MARKET INDEX

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           HOUSE OF       PEER GROUP    NYSE
(Fiscal Year Covered)        FABRICS        INDEX         MARKET INDEX
- - ---------------------        ----------     ----------    ------------
Measurement Pt-  1991        $100           $100          $100
FYE   1992                   $137.5         $121.64       $122.46
FYE   1993                   $ 85.16        $ 74.92       $130.53
FYE   1994                   $ 45.11        $ 56.29       $153.3
FYE   1995                   $  5.86        $ 50.3        $146.23
FYE   1996                   $  2.73        $ 58.23       $199.13

                    Assumes $100 invested on February 1991
                          Assumes dividend reinvested
                      Fiscal year ending January 31, 1996
_____________
*The Peer Group Index is a self-constructed group consisting of House of Fabrics, Inc., Fabric-Centers of America, Inc. and Hancock Fabrics, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of common shares beneficially owned on January 31, 1996 by owners of more than 5% of outstanding common stock, each Director or Nominee for Director; each of the Executive Officers named in the Summary Compensation Table in Part III Item 11; and all Directors, Nominees and Executive officers as a group. All individuals listed in the table have sole voting and investment power over the share reported as owned, except as otherwise stated.

                                                                 SHARES            OPTION
                                                              BENEFICIALLY         SHARES         PERCENTAGE
                                                                 OWNED           EXERCISABLE          OF
                                                               EXCLUDING           WITHIN         OUTSTANDING
NAME                                                            OPTIONS           60 DAYS           SHARES
- - ----------------------------                                 --------------     ------------      ------------
Gary L. Larkins                                                 25,340             90,333             (1)
Marvin S. Maltzman                                               3,250             24,508             (1)
Barney Sofro                                                   766,308(2)          62,627            6.1%
Michael E. Brown                                                   -               16,667             (1)
William E. Rapp                                                    -
Phillip G. Samover                                              10,000              2,500             (1)
R.N. Rankin                                                        -                 -
H. Michael Hecht                                                   -                 -
Mitchell G. Lynn                                                   -                 -
All directors, nominees, and executives officers as
 a group(17)                                                   814,160            235,617            7.7%

(1)  Less than 1%.

(2) Includes 28,441 shares held of record by Barney Sofro's wife, Victoria Ann Sofro, and 177,829 shares held by Barney Sofro as custodian for his three children under the California Uniform Gifts to Minors Act.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors who are not employees of the Company are compensated for their services. Each such director receives an annual fee of $15,000 and a meeting fee of $1,000 for each board meeting or committee meeting attended. Directors who are employees of the Company do not receive any additional compensation for their services as a director.

During fiscal year ended January 31, 1996, Phillip G. Samovar received $33,250 for his services as a member of the Company's Real Estate review and evaluation committee.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:


      PAGE
      28      Financial statements;
              Independent Auditors' Report
      30      Consolidated Balance Sheets as of January 31, 1996 and 1995
      32      Consolidated Statements of Operations
               for the Years Ended January 31, 1996, 1995 and 1994
      33      Consolidated Statements of Stockholders' (Deficit) Equity
               for the Years Ended January 31, 1996, 1995 and 1994
      34      Consolidated Statements of Cash Flows
               for the Years Ended January 31, 1996, 1995 and 1994
      35      Notes to Consolidated Financial Statements

(b)   Reports on Form 8-K
           None

(c)   Exhibits (Attached to Complete Copies)

      Exhibit 10(a) $17,300,000 Amended Revolving Credit Agreement among House of Fabrics, Inc., House of Fabrics of South Carolina, Inc., Sofro Fabrics, Inc. and Metrolina Express, Inc. and The Financial Institutions party hereto and Bank of America National Trust and Savings Association, as Issuing Bank and Bank of America National Trust and Savings Association, as Agent Dated as of January 29, 1996.

      Exhibit 22       Subsidiaries of the Registrant

      Exhibit 23.1     Independent Auditors' Consent.

      Exhibit 27       Financial Data Schedule

      Exhibit 28.1     Letter of Undertakings

      Exhibit 28.2     Change in Control Severance Agreement

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of House of Fabrics, Inc.


We have audited the accompanying consolidated balance sheets of House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the Company) as of January 31, 1996 and 1995, and the related consolidated statements of operations, stockholders (deficit) equity, and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of House of Fabrics, Inc. And subsidiaries as of January 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business. The outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company is currently operating its business as

Debtors-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of profitability and cash flow from operations, (3) maintain compliance with its Debtors-in-Possession financing agreement, and (4) obtain financing sources to meet future obligations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.



DELOITTE & TOUCHE LLP
Costa Mesa, California
April 29, 1996

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1996 AND 1995
- - --------------------------------------------------------------------------------

                                                    1996            1995
ASSETS
Current assets:
  Cash                                         $ 16,634,000     $ 47,381,000
  Receivables, net                               24,322,000       12,877,000
  Merchandise inventories, net                  107,140,000      132,963,000
  Prepaid expenses and other current assets       5,651,000       35,709,000
  Refundable income taxes, net                      377,000        6,351,000
  Deferred income taxes                              25,000        1,655,000
                                               ------------     ------------
    Total current assets                        154,149,000      236,936,000

Property:
  Land                                            1,011,000        1,729,000
  Buildings                                       1,707,000       15,035,000
  Furniture and fixtures                         39,333,000       52,637,000
  Leasehold improvements                         21,255,000       24,909,000
                                               ------------     ------------
                                                 63,306,000       94,310,000
Less accumulated depreciation and
  amortization                                  (36,198,000)     (47,695,000)
                                               ------------     ------------
Property, net                                    27,108,000       46,615,000
Deferred income taxes                               254,000        2,842,000
Property held for sale                            9,590,000
Other assets                                      1,386,000        2,064,000
Goodwill, net                                    38,067,000       39,140,000
                                               ------------     ------------
                                               $230,554,000     $327,597,000
                                               ============     ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1996 AND 1995 (Continued)
- - ------------------------------------------------------------------------------

                                                      1996             1995
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                 $  9,754,000     $ 12,806,000
  Accrued liabilities                                32,297,000       24,851,000
  Restructuring reserve                              12,949,000       19,583,000
                                                   ------------     ------------
       Total current liabilities                     55,000,000       57,240,000

Deferred income taxes                                   279,000        4,497,000

Liabilities subject to compromise under
  reorganization proceedings                        190,618,000      210,836,000

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
 Preferred stock, $.10 par value;
  authorized 1,000,000 shares;
  outstanding, none
 Common stock, $.10 par value;
  authorized 29,000,000 shares;
  13,697,107 shares issued and
  outstanding in 1996 and 1995                        1,370,000        1,370,000
Paid-in capital                                      46,880,000       46,880,000
Retained (deficit) earnings                         (63,593,000)       6,774,000
                                                   ------------     ------------
    Total stockholders' (deficit) equity            (15,343,000)      55,024,000
                                                   ------------     ------------
                                                   $230,554,000     $327,597,000
                                                   ============     ============


HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED JANUARY 31, 1996
- - --------------------------------------------------------------------------------

                                       1996             1995          1994
Sales                              $333,501,000     $416,276,000   $546,664,000

Expenses:
 Cost of sales                      192,763,000      256,383,000    323,757,000
 Store and operating                132,469,000      168,121,000    215,548,000
 General and administrative          19,824,000       28,583,000     31,034,000
 Interest                            14,062,000       13,983,000      8,176,000
 Restructuring charge                                 43,500,000     12,909,000
                                   ------------     ------------   ------------
   Total expenses                   359,118,000      510,570,000    591,424,000
                                   ------------     ------------   ------------
Loss before reorganization costs
 and income tax benefit             (25,617,000)     (94,294,000)   (44,760,000)

Reorganization costs                 44,915,000        3,416,000
                                   ------------     ------------   ------------
Loss before income tax benefit      (70,532,000)     (97,710,000)   (44,760,000)

Income tax benefit                     (165,000)      (2,325,000)   (15,218,000)
                                   ------------     ------------   ------------
Net loss                           $(70,367,000)    $(95,385,000)  $(29,542,000)
                                   ============     ============   ============
Net loss per share                    ($5.14)         ($6.96)         ($2.16)
                                       =====           =====           =====

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE THREE YEARS ENDED JANUARY 31, 1996
- - --------------------------------------------------------------------------------

                                                                     RETAINED
                                       COMMON         PAID-IN       (DEFICIT)
                                        STOCK         CAPITAL        EARNINGS
BALANCE, February 1, 1993            $1,437,000    $ 60,181,000    $131,701,000

Exercise of stock options                 4,000         318,000

Tax benefit related to stock options                     37,000

Net loss                                                            (29,542,000)

Treasury stock retired                  (71,000)    (13,656,000)
                                     ----------    ------------    ------------
BALANCE, January 31, 1994             1,370,000      46,880,000     102,159,000

Net loss                                                            (95,385,000)
                                     ----------    ------------    ------------
BALANCE, January 31, 1995             1,370,000      46,880,000       6,774,000

Net loss                                                            (70,367,000)
                                     ----------    ------------    ------------
BALANCE, January 31, 1996            $1,370,000    $ 46,880,000    $(63,593,000)
                                     ==========    ============    ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED JANUARY 31, 1996
- - --------------------------------------------------------------------------------

                                                                                  1996              1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(70,367,000)     $(95,385,000)     $(29,542,000)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
 Depreciation and amortization                                                   8,151,000        10,329,000        11,186,000
 Loss on disposal of fixed assets                                                3,306,000         1,035,000         1,605,000
 Deferred income taxes                                                                             1,428,000        (5,623,000)
 Restructuring and inventory valuation charges                                                    62,500,000        34,734,000
 Changes in assets and liabilities:
  Receivables                                                                  (11,445,000)       (3,112,000)       (2,929,000)
  Merchandise inventories                                                       25,823,000        91,188,000       (10,714,000)
  Prepaid expenses, refundable income taxes and other assets                    36,710,000       (26,823,000)       (9,492,000)
  Accounts payable and accrued and other liabilities                             4,394,000       (42,921,000)      (18,113,000)
  Restructuring reserve                                                         (3,157,000)      (25,390,000)
  Liabilities subject to compromise under reorganization proceedings             4,057,000        82,625,000
                                                                              ------------      ------------      ------------
    Net cash (used in) provided by operating activities                         (2,528,000)       55,474,000       (28,888,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (5,093,000)       (1,523,000)      (12,425,000)
Proceeds from sale of property                                                     774,000         3,286,000         1,143,000
                                                                              ------------      ------------      ------------
    Net cash (used in) provided by investing activities                         (4,319,000)        1,763,000       (11,282,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                        (57,000)       (3,280,000)       (1,205,000)
Proceeds from exercise of stock options                                                                                322,000
Net (repayments) borrowings under line of credit agreements                    (23,843,000)      (16,334,000)       48,597,000
                                                                              ------------      ------------      ------------
    Net cash (used in) provided by financing activities                        (23,900,000)      (19,614,000)       47,714,000
                                                                              ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                (30,747,000)       37,623,000         7,544,000

CASH, beginning of year                                                         47,381,000         9,758,000         2,214,000
                                                                              ------------      ------------      ------------
CASH, end of year                                                             $ 16,634,000      $ 47,381,000      $  9,758,000
                                                                              ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                 $  14,041,000     $ 14,275,000      $  8,562,000
Income taxes refunded                                                         $  (6,329,000)    $ (7,876,000)     $   (891,000)

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES -
During the year ended January 31, 1994, long-term debt of $15,000,000 was converted into notes payable to banks. During the years ended January 31, 1996, 1995 and 1994, loss on disposal of property charged to the restructuring reserve amounted to $3,343,000, $8,417,000 and $123,000, respectively.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.  REORGANIZATION, BASIS OF REPORTING, STORE CLOSURES AND RESTRUCTURING PLANS

 Reorganization and Basis of Reporting - House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the Company) is one of the largest home sewing/craft retailers in the United States, operating 269 stores in 28 states as of January 31, 1996. The Company's stores are located throughout the United States and operate under the names "House of Fabrics, "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations.

 The Company renegotiated its loan agreement with its banks during the second quarter of fiscal 1995 but was unable to remain in compliance with certain nonfinancial and financial covenants contained in the amended agreement, primarily as a result of the significant loss experienced in the first two quarters of fiscal 1995. Reduced credit availability resulted in inventory shortages in basic and seasonal products that caused further sales declines and increased uncertainty about the upcoming fall and winter season. During August 1994, the Company announced a restructuring plan to close certain underperforming super stores (see further discussion below) with the majority of the funds generated by the store liquidation sales to be used for permanent reduction of the bank loan. With such restrictions on cash flow and an inability to raise additional capital through other sources, inventory shortages continued, adversely impacting sales. These events led to the Company's decision to file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11) on November 2, 1994. The Company continues to conduct normal business operations as Debtors-in-Possession subject to the jurisdiction of the Bankruptcy Court. In August 1995, the Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court and a disclosure hearing was scheduled for October 19, 1995. Events subsequent to the filing of the Plan, including additional store closures required by the Company's Debtors-in-Possession financing agreement (as discussed below) have necessitated revisions to the Plan before a disclosure hearing will be held. The Company anticipates that it will file a revised Plan in May of 1996. As Debtors-in-Possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

 Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 3) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of January 31, 1996 and 1995 and are subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt and is making certain principal reductions as described in Note 4.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

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

 The accompanying consolidated financial statements have been presented in accordance with Statement of Position 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

Store Closures

 The Company is currently preparing, and anticipates it will file in May of 1996, a revised Plan to emerge from Chapter 11. In order to receive extended Debtors-in-Possession financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan.

 In January 1996, with approval of the Bankruptcy Court, the Company entered into an Agency agreement with an unrelated partnership (the Partnership) formed to liquidate the 86 stores. Under the Agency agreement, the Partnership guaranteed the Company a minimum of 21% of the aggregate retail price of the merchandise inventories, as defined, and agreed to assume substantially all of the expenses of operating the stores through liquidation. The Agency agreement further provides for a bonus payment to the Company based on an amount by which the actual liquidation sales exceed 40% of the aggregate retail price of merchandise inventories. Accordingly, in January 1996, the Company recorded a charge of $28,725,000 for the closure of the 86 stores which comprised the following:

Merchandise inventories at cost                    $ 30,039,000
Lease termination costs                               9,700,000
Write-off of fixed assets                             4,145,000
Other store closing costs                               458,000
Guaranteed cash payments                            (14,117,000)
Estimated bonus payment                              (1,500,000)
                                                   ------------
                                                   $ 28,725,000
                                                   ============

The liquidation of the 86 stores was completed in April 1996.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------


 The Company also closed other stores during the year ended January 31, 1996 primarily as a result of profit contribution levels below that required by the Company's Debtors-in-Possession financing agreements. Reorganization costs include a charge of $1,921,000 to close these stores.

RESTRUCTURING PLANS

 In both fiscal 1995 and fiscal 1994, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies.

1994 PLAN

 Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring (the 1994 Plan) to close 125 underperforming super stores. This plan was subsequently amended to include an additional 63 super stores bringing the total number of super stores slated for closure to 188.

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
                                                     -----------
                                                     $49,600,000
                                                     ===========

 At January 31, 1996, a total of 176 stores were closed under the 1994 Plan. In fiscal 1995, the Company canceled the planned closure of 12 super stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. During the years ended January 31, 1996 and 1995, super store sales of $12,712,000 and $59,375,000, respectively, and operating losses of $2,908,000 and $18,539,000, respectively, were excluded from operating results and charged to the restructuring reserve.

 A reconciliation of the restructuring charge reported in the Company's Consolidated Statement of Operations for the year ended January 31, 1995 is as follows:

1994 Plan restucturing charge                                  $ 49,600,000
Cancellation of planned closure of 11 stores under 1993 Plan     (1,300,000)
Cancellation of planned closure of 12 stores under 1994 Plan     (2,900,000)
Change in estimate of reserve needed to complete 1993 Plan       (1,900,000)
                                                               ------------
                                                               $ 43,500,000
                                                               ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

1993 PLAN

 Effective September 1, 1993, the Company's Board of Directors approved a plan of restructuring (the 1993 Plan) for the closure of its 110 then remaining mall stores and the implementation of a new merchandising strategy that focused on everyday value pricing. Accordingly, in the third quarter of fiscal 1994, the Company recorded a pretax restructuring charge of $12,909,000 for disposition of the remaining 110 mall stores. This charge included the following components:

Asset dispositions at closing                           $ 9,965,000
Operating losses through closing                          2,325,000
Lease termination and occupancy costs                       427,000
Professional fees and other store closing costs             192,000
                                                        -----------
                                                        $12,909,000
                                                        ===========

 At January 31, 1996, a total of 99 stores have been closed under the 1993 Plan. In fiscal 1995, the Company canceled the planned closure of 11 mall stores due to better than expected performance and subsequently reversed the related portion of the restructuring charge. In addition, the Company decreased by $1,900,000 their estimate of the reserve needed to complete the 1993 Plan during fiscal 1995. During the years ended January 31, 1996, 1995 and 1994, mall store sales of $1,220,000, $21,548,000 and $18,750,000, respectively, and operating losses of $199,000, $5,656,000 and $1,775,000, respectively, were excluded from operating results and charged to the restructuring reserve.

 Under the 1994 Plan and the 1993 Plan, asset dispositions include the write off of the remaining net book value of all leasehold improvements for mall and super stores being closed as well as certain costs to liquidate merchandise inventories at closed stores. Lease termination and occupancy costs are solely related to the estimated costs of terminating store leases. At January 31, 1996, the restructuring reserve of $12,949,000 relates primarily to remaining lease termination and occupancy costs for the 1994 Plan and the 1993 Plan.

 Merchandise Inventories - During the third quarter of fiscal 1995, the Company implemented a new marketing and merchandising strategy that was designed to increase inventory turnover and attract a wider and more diverse customer base. This strategy contemplated narrowing the selection of fabric offerings, fewer stock-keeping-units, and increased inventory turnover rates. In addition, the Company shifted its merchandise mix to place more emphasis on craft and home decorating products. As a result of this new marketing and merchandising strategy, the Company recorded a markdown reserve of $19,000,000 to aggressively mark down and liquidate certain inventories that no longer fit into its revised merchandising model.

 In September 1993, the Company reduced the carrying value of certain of its inventories by $21,825,000 primarily to implement its repricing strategy for certain fabric, notion and craft inventories.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------


2.  SUMMARY OF ACCOUNTING POLICIES

 Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly-owned. The Company's subsidiaries include Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market, cost being determined on the retail method. The Company's valuation of inventories under the retail method involves significant estimates which include estimated future retail prices, future markdowns and length of time required to sell merchandise. These estimates were developed under the assumptions of an orderly retail sale of merchandise and the continuation of the Company's current turnover rates. It is reasonably possible that a change in the current merchandising strategy or a bulk liquidation of merchandise inventories could have a significant adverse effect on the Company's future operating results.

 Property - Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method at rates based on the estimated lives of the assets. Leasehold improvements are amortized over the estimated life of the improvement or the term of the lease, whichever is shorter.

 Property Held for Sale - Property held for sale is valued at the lower of cost or market and is comprised of a distribution facility in Mauldin, South Carolina and a corporate headquarters facility in Sherman Oaks, California (see Note 11).

 Reorganization Costs - Professional fees, the write-off of assets and other expenditures directly related to the Chapter 11 filing are classified as reorganization costs.

 Income Taxes - Deferred tax assets and liabilities are recognized based on enacted tax laws for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

 Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common stocks: 13,697,107 in 1996, 13,697,107 in 1995 and 13,688,941 in 1994.

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

 Goodwill - The recoverability of Goodwill attributable to the acquisition of Fabricland in fiscal 1992 is analyzed annually based on actual and projected levels of profit contribution from the acquired Fabricland stores. Goodwill is being amortized over a 40-year period. As of January 31, 1996, accumulated amortization of goodwill totaled $4,812,000.

 Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee based stock transactions.

 Reclassifications - Certain amounts in prior fiscal year financial statements have been reclassified to correspond to current year classifications.


3.  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of January 31, 1996 and 1995:

                                                   1996           1995
Secured liabilities:
  Notes payable to banks (Note 4)              $102,823,000   $126,666,000
  Notes payable and long-term debt (Note 7)         941,000      1,400,000

Unsecured liabilities:
  Accounts payable, trade                        71,309,000     76,875,000
  Other payables and accrued expenses            15,400,000      5,750,000
  Other                                             145,000        145,000
                                               ------------   ------------
                                               $190,618,000   $210,836,000
                                               ============   ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

 A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of January 31, 1996, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.


4.  NOTES PAYABLE TO BANKS

 The Company has a credit agreement (Credit Agreement) for which Bank of America NT & SA acts as agent bank. The Credit Agreement provides for maximum borrowings of $102,823,000 and bears interest at 11.0% as of January 31, 1996.

 As a result of the Company's Chapter 11 filing in November of 1994, all required repayments of principal on the notes payable under the Credit Agreement were suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement. Under such agreement, up to a total of $23,843,000 of permanent principal reductions were made based on a preapproved formula through January 31, 1996, and an additional $17,348,000 was repaid through March 31, 1996, primarily from the proceeds of liquidating 86 underperforming stores (see Notes 1 and 5).

 The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets (see Note 3).


5.  DEBTORS-IN-POSSESSION FINANCING

 In March 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The D.I.P. Financing) that expired on January 31, 1996. The D.I.P. Financing agreement provides for cash borrowings of $10 million and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly. Cash borrowings bear interest at the bank reference rate plus 1.5% per annum, and a
commitment fee of .5% per annum on unused availability.   Fees for letters of
credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

 permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations.

 On January 29, 1996, the D.I.P. Financing agreement was extended through April 30, 1996 with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17.3 million line of credit with a provision for up to $10 million in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. Proceeds of $14,117,000 from store closings were received by the Company subsequent to year-end and used to permanently reduce the prepetition secured bank loan. The Company expects that, on May 1, 1996, the amended and restated D.I.P. Financing agreement will be extended through June 28, 1996. Bankruptcy Court Approval has already been received relative to the extension. At January 31, 1996 there were no borrowings against the D.I.P. Financing agreement.


6.  INCOME TAXES

Income tax benefit consists of the following at January 31:

                                       1996         1995           1994
Current:
  Federal                        $     -       $(4,003,000)    $ (9,745,000)
  State                             (165,000)      250,000          150,000
                                 -----------   -----------     ------------
                                    (165,000)   (3,753,000)      (9,595,000)

Deferred:
  Federal                                        1,434,000       (5,272,000)
  State                                             (6,000)        (351,000)
                                 -----------   -----------     ------------
                                                 1,428,000       (5,623,000)
                                 -----------   -----------     ------------
  Income tax benefit             $  (165,000)  $(2,325,000)    $(15,218,000)
                                 ===========   ===========     ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------


A reconciliation to the statutory federal income tax rate is as follows:

                                       1996                            1995                         1994
                              -------------------------       -------------------------      --------------------------
FOR THE YEARS                                 EFFECTIVE                       EFFECTIVE                       EFFECTIVE
ENDED JANUARY 31,                 AMOUNT        RATE             AMOUNT         RATE            AMOUNT          RATE
- - -----------------             ------------  -----------       -----------  ------------      ------------  ------------
Federal income taxes
 at the statutory rate        $(24,685,000)     (35.0)%        $(34,199,000)    (35.0)%        $(15,666,000)    (35.0%)
Increase in valuation
 allowance                      21,391,000       30.3            28,355,000      29.0
Nondeductible
 reorganization costs            3,061,000        4.4
State taxes, net of federal
 benefit                          (107,000)      (0.1)              163,000       0.2              (245,000)     (0.5)
Amortization of
 intangibles                       375,000        0.5               375,000       0.4               364,000       0.8
Other                             (200,000)      (0.3)            2,981,000       3.0               329,000       0.7
                              ------------       ----          ------------    ------          ------------     -----
Income tax benefit            $   (165,000)      (0.2)%        $ (2,325,000)     (2.4)%        $(15,218,000)    (34.0)%
                              ============       ====          ============    ======          ============     =====

 The Company's taxable loss incurred in fiscal 1996 resulted in an increase in the net operating loss carryforward, which will expire in fiscal 2011. The net realizable balance of deferred income tax assets at January 31, 1996 and 1995 was determined based on the extent that they can be offset by future reversals of deferred income tax liabilities. Accordingly, the valuation allowance increased by $21,391,000 and $28,355,000 in the years ended January 31, 1996 and 1995, respectively. The Company has developed certain tax strategies that may enable it to accelerate the benefit for certain net operating loss carryforwards. No reasonable estimate can be made of the range of amount of benefit that are reasonably possible in the near term; accordingly, none were recorded. The Company has continuing obligations for minimum state income taxes in years when taxable losses are generated. Such obligations were offset in the year ended January 31, 1996 by benefits from certain state amended returns and carryback claims.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

Deferred income tax assets and liabilities consist of the following at January
31:

                                                     1996            1995
Net operating loss carryforward                    $ 35,933,000    $ 18,200,000
Restructuring reserve                                 8,381,000       6,658,000
Inventory reserve                                     1,241,000       3,373,000
Medical claims reserve                                  596,000         723,000
Vacation pay reserve                                    451,000         380,000
Rent reserve                                            678,000         876,000
Other reserves                                        2,585,000       2,744,000
Other                                                   219,000          16,000
Valuation allowance                                 (49,746,000)    (28,355,000)
                                                   ------------    ------------
Total deferred tax assets                          $    338,000    $  4,615,000
                                                   ============    ============
Depreciation and other property differences        $    279,000    $  4,497,000
Other                                                    59,000         118,000
                                                   ------------    ------------
Total deferred tax liabilities                     $    338,000    $  4,615,000
                                                   ============    ============

7.  NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at January 31:

                                                     1996            1995
Notes payable to bank - Fabricland                 $    861,000    $    861,000
7% first mortgage industrial revenue bonds                              375,000
Other notes payable                                      80,000         164,000
                                                   ------------    ------------
                                                        941,000       1,400,000
Less amounts contractually due within one year         (861,000)     (1,091,000)
                                                   ------------    ------------
Total long-term debt                               $     80,000    $    309,000
                                                   ============    ============

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

 The industrial revenue bonds relate to the Company's Mauldin facility and, at January 31, 1996, have been recorded as a reduction of property held for sale (see Note 11). Notes payable to bank - Fabricland relate to debt assumed as part of the Fabricland acquisition, are collateralized by certain real property of Fabricland, and bear interest at prime plus .5% per annum (9.0% at January 31, 1996). By authorization of the Bankruptcy Court, the Company has continued to pay interest at the contractual rate on the industrial revenue bonds and the notes payable to bank - Fabricland. Such notes have been classified as subject to compromise in the accompanying consolidated balance sheets and are considered in default as a result of the Chapter 11 filing (see Note 3).


8.  CAPITAL STOCK

 The Company has two stock option plans which provide for the granting of 1,775,000 options to officers, directors and key employees. The non-qualified stock option plan provides for the granting of 1,750,000 options, and the non-employee directors' stock option plan provides for the granting of 25,000 options.

 The options granted allow officers, directors and employees to purchase shares of the Company's common stock at fair market value on the date of grant. Generally, the stock options become excercisable in three equal installments commencing one year after the date of grant and expire ten years after the date of grant.

 At January 31, 1996, there were 844,187 options outstanding under both of these plans, and 562,924 were available for future grant. Changes in stock options for the years ended January 31, 1996, 1995, and 1994 are summarized below:

                                           1996          1995        1994
Outstanding, beginning of year           1,101,345       999,556    953,208
Granted ($1.13 to $11.00 per share)          7,500     1,161,347    144,750
Exercised ($6.00 to $8.69 per share)                                (38,577)
Canceled ($1.88 to $18.31 per share)      (264,658)   (1,059,558)   (59,825)
                                         ---------    ----------   --------
Outstanding January 31
  ($1.13 to $20.00 per share)              844,187     1,101,345    999,556
                                         =========    ==========   ========
Exercisable January 31
  ($2.00 to $20.00 per share)              327,925        93,165    793,473
                                         =========    ==========   ========

 During fiscal 1995, as an incentive to key officers and employees, 840,557 options were canceled and exchanged for 714,473 options at the fair market value of $2.00 per share. The exercise period for exchanged shares begins at the date of exchange.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

 In fiscal 1991 and fiscal 1992, the Board of Directors authorized the purchase of up to 4,000,000 of the Company's common shares. The Company repurchased 469,500 shares in fiscal 1993 and 240,200 shares in fiscal 1992. During fiscal 1994, these 709,700 shares held in treasury were retired.


9.  COMMITMENTS AND CONTINGENCIES

 Operating Leases - Total rental expense, including real estate taxes and insurance, for the years ended January 31, 1996, 1995 and 1994 was $39,290,000, $51,395,000, and $61,830,000, respectively. Contingent rentals based on sales are not significant. Most of the store leases require the Company to pay real estate taxes and certain other expenses, and some contain renewal options for various periods. Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection with the closure of certain stores under the Company's 1993 Plan and 1994 Plan (Note 1), certain leases have been renegotiated, settled or rejected. The actual or expected costs of such lease terminations are included in the restructuring charges and make up the remaining balance of the restructuring reserve. In addition to the Company's 1993 Plan and 1994 Plan, other stores have been closed as part of the Company's plan to exit Chapter 11. Lease termination costs for these other stores are included in reorganization costs in the consolidated statement of operations, and the related liabilities have been classified as subject to compromise in the accompanying consolidated balance sheets. The analysis of lease commitments that follows has not been adjusted to reflect possible future lease rejections.

 Minimum future rentals under noncancelable operating leases at January 31, 1996 are summarized as follows: 1997, $32,111,000; 1998, $30,043,000; 1999,
$27,223,000; 2000, $24,979,000; 2001, $21,125,000; 2002-2014, $53,741,000 for a
total of $189,222,000.

 Bonus Plan - The Company has a retention bonus plan that compensates key employees for continued service through certain vesting points in the Chapter 11 process. Total expense for the years ended January 31, 1996 and 1995 was $823,000 and $227,000, respectively. The estimated maximum future amounts payable under the plan is $823,000.

 Litigation - The Company is involved in incidental litigation in the normal course of business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.


10.  EMPLOYEE BENEFIT PLANS

 The Company has a profit sharing and savings plan that covers employees who have reached age 21 and completed one year of service. Employees may contribute up to a maximum of 16% of monthly earnings. The Company, subject to profitability, may match 1% for each year of employment up to a

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

maximum of 6%. The Company also has a separate plan for highly compensated officers and employees. Total expense recognized under both plans was $0, $0, and $1,327,000 for the years ended January 31, 1996, 1995 and 1994, respectively.


11.  SALE OF FACILITIES

 In December 1995, the Board of Directors approved a plan to sell the Company's distribution center in Mauldin, South Carolina and its corporate headquarters in Sherman Oaks, California. Accordingly, the book values of assets and liabilities of these facilities are included in the accompanying 1996 consolidated balance sheet as property held for sale and consist of the following:

Net property, plant and equipment         $9,965,000
Long-term debt                              (375,000)
                                          ----------
Net assets to be sold                     $9,590,000
                                          ==========

 The Company expects these facilities will be sold during the fiscal year ending January 31, 1997.

 In connection with the sale of these facilities, the Company recorded a provision of $3,812,000, comprised primarily of severance and plant closing costs ($1,464,000) and the write-off of obsolete management information systems ($2,348,000).


12.  REORGANIZATION COSTS

Reorganization costs consist of the following at January 31:

                                                       1996           1995
Professional fees                                   $ 9,818,000     $3,416,000
Costs associated with store closures (Note 1)        30,646,000
Costs associated with sale of facilities (Note 11)    3,812,000
Other                                                   639,000
                                                    -----------     ----------
                                                    $44,915,000     $3,416,000
                                                    ===========     ==========

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

13.  QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995

(UNAUDITED) 1996      APRIL 30       JULY 31          OCTOBER 31      JANUARY 31
Sales                 $ 73,759,000    $ 71,909,000    $ 92,307,000    $ 95,526,000
Gross profit          $ 36,884,000    $ 30,853,000    $ 39,825,000    $ 33,176,000
Net loss              $ (7,984,000)   $(11,039,000)   $ (5,515,000    $(45,829,000)(1)
Net loss per share    $      (0.58)   $      (0.81)   $      (0.40)   $      (3.35)

(UNAUDITED) 1995
Sales                 $114,695,000    $110,114,000    $ 90,575,000    $100,892,000
Gross profit          $ 52,527,000    $ 45,330,000    $ 22,253,000    $ 39,783,000
Net loss              $ (1,470,000)   $(11,648,000)   $(73,201,000)   $ (9,066,000)
Net loss per share    $      (0.11)   $      (0.85)   $      (5.34)   $      (0.66)

(1) Includes a provision of $28,725,000 for the closure of 86 stores. See note 1.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
- - --------------------------------------------------------------------------------

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOUSE OF FABRICS, INC.

April 30, 1996                          By /s/ Barney Sofro
                                          -----------------------------------
                                           Barney Sofro
                                           Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY

/s/ Barney Sofro            Chairman of the Board & Director     April 30, 1996
- - ------------------------
Barney Sofro

/s/ Gary L. Larkins         President, Chief Executive Officer   April 30, 1996
- - ------------------------    & Director
Gary L. Larkins

/s/ Marvin S. Maltzman      Sr. Vice President - Secretary,      April 30, 1996
- - ------------------------    General Counsel & Director
Marvin S. Maltzman

/s/ R. N. Hankin            Director                             April 30, 1996
- - ------------------------
R. N. Hankin

/s/ H. Michael Hecht        Director                             April 30, 1996
- - ------------------------
H. Michael Hecht

/s/ Mitchell G. Lynn        Director                             April 30, 1996
- - ------------------------
Mitchell G. Lynn

/s/ Phillip G. Samovar      Director                             April 30, 1996
- - ------------------------
Mitchell G. Lynn

/s/ John E. Labbett         Executive Vice President - Chief     April 30, 1996
- - ------------------------    Financial Officer
John E. Labbett