Form 10-Q
period 1996-04-30
HOUSE OF FABRICS INC/DE/
filed 1996-06-14
CIK 315125

                                   FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                           __________________________

          For Quarter Ended April 30, 1996 Commission File No. 1-7927
                            --------------                     ------

                             House of Fabrics, Inc.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)


           Delaware                                    95-3426136
- - ----------------------------------------------------------------------------
 (State or other jurisdiction)                (I.R.S. Employer I.D. Number)

 13400 Riverside Drive, Sherman Oaks, CA                           91423
- - -------------------------------------------                      ----------

   Post Office Box 9110, Van Nuys, CA                              91409
- - -------------------------------------------                      ----------
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


              Class                              Outstanding at May 31, 1996
           Common Stock                               13,697,107  Shares

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----


                                                                    Page No.
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of  April 30, 1996
                 and January 31, 1996                                  2 - 3

                 Consolidated Statements of Operations
                 for the three months ended April 30, 1996 and 1995    4

                 Consolidated Statements of Cash Flows for the three
                 months ended April 30, 1996 and 1995                  5 - 6

                 Notes to Consolidated Financial Statements            7 - 11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12 - 15

Part II. Other Information

         Item 6.  Exhibits                                            16

Signature                                                             17

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN POSSESSION)

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
- - --------------------------------------------------------------------------------------------------------
ASSETS                                                               APRIL 30, 1996    JANUARY 31, 1996
Current Assets:
  Cash                                                                $  19,157,000        $ 16,634,000
  Receivables, net                                                        7,349,000          24,322,000
  Merchandise Inventories, net                                          104,396,000         107,140,000
  Prepaid Expenses and Other Current Assets                               5,740,000           5,651,000
  Refundable Income Taxes                                                   377,000             377,000
  Deferred Income Taxes                                                      25,000              25,000
                                                                       ------------        ------------

Total Current Assets                                                    137,044,000         154,149,000

 Property:
  Land                                                                    1,011,000           1,011,000
  Buildings                                                               1,709,000           1,707,000
  Furniture & Fixtures                                                   38,637,000          39,333,000
  Leasehold Improvements                                                 18,033,000          21,255,000
                                                                       ------------        ------------

                                                                         59,390,000          63,306,000
  Less Accumulated Depreciation and Amortization                        (34,993,000)        (36,198,000)
                                                                       ------------        ------------

  Property, net                                                          24,397,000          27,108,000

Deferred Income Taxes                                                       254,000             254,000
Property Held for Sale                                                    9,551,000           9,590,000
Other Assets                                                              1,304,000           1,386,000
Goodwill, net                                                            37,799,000          38,067,000
                                                                       ------------        ------------

                                                                       $210,349,000        $230,554,000
                                                                       ============        ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)
- - ------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                               APRIL 30, 1996    JANUARY 31, 1996
Current Liabilities:

 Accounts Payable                                                  $ 10,063,000         $  9,754,000
 Accrued Liabilities                                                 34,140,000           32,297,000
 Restructuring Reserve                                               12,949,000           12,949,000
 D.I.P. Bank Loan                                                     1,000,000
                                                                   ------------         ------------

Total Current Liabilities                                            58,152,000           55,000,000
Deferred Income Taxes                                                   279,000              279,000
Liabilities Subject to Compromise under
 Reorganization Proceedings                                         173,232,000          190,618,000
                                                                   ------------         ------------

Total Liabilities                                                   231,663,000          245,897,000

STOCKHOLDERS' DEFICIT:
Preferred Stock, $.10 Par Value;
 Authorized 1,000,000 Shares; Outstanding, None
Common Stock, $.10 Par Value;
 Authorized 29,000,000 Shares; 13,697,107 Shares
 Issued and Outstanding at April 30, 1996
 and January 31, 1996                                                 1,370,000            1,370,000
Paid-In Capital                                                      46,880,000           46,880,000
Accumulated Deficit                                                 (69,564,000)         (63,593,000)
                                                                   ------------         ------------

 Total Stockholders' Deficit                                        (21,314,000)         (15,343,000)
                                                                   ------------         ------------

                                                                   $210,349,000         $230,554,000
                                                                   ============         ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- - -------------------------------------------------------------------------------------------------------
                                                                           THREE  MONTHS ENDED
                                                                           -------------------
                                                                      APRIL 30, 1996    APRIL 30, 1995
Sales                                                                  $  56,515,000      $ 73,759,000

Expenses:
 Cost of Sales                                                            31,174,000        36,875,000
 Selling, General and Administrative                                      26,881,000        37,368,000
 Interest                                                                  2,509,000         3,928,000
                                                                         -----------      ------------

Total Expenses                                                            60,564,000        78,171,000

Loss Before Income Taxes
 and Reorganization Costs                                                 (4,049,000)       (4,412,000)

Reorganization Costs                                                       1,898,000         3,522,000
                                                                         -----------      ------------

Loss Before Income Taxes                                                  (5,947,000)       (7,934,000)

Income Taxes                                                                  24,000            50,000
                                                                         -----------      ------------

Net Loss                                                                 $(5,971,000)      $(7,984,000)
                                                                         ===========      ============

Loss Per Share                                                                $(0.44)           $(0.58)
                                                                         ===========      ============

Weighted Average Number of
 Shares Outstanding                                                       13,697,107        13,697,107
                                                                         ===========      ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED
                                                                    APRIL 30, 1996      APRIL 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $ (5,971,000)     $ (7,984,000)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation and Amortization                                            1,453,000         2,168,000

  Changes in Assets and Liabilities:
  Receivables                                                             16,973,000          (997,000)
  Merchandise Inventories                                                  2,744,000       (18,263,000)
  Prepaid Expenses, Refundable Income Taxes and Other Assets                  (7,000)       14,755,000
  Accounts Payable and Accrued Liabilities                                 5,001,000        (7,967,000)
  Restructuring Reserve                                                            0        (1,554,000)
  Operating Payables subject to compromise under
   Reorganization Proceedings                                                (38,000)        1,379,000
                                                                        ------------      ------------

  Net Cash  Provided by (Used In) Operating Activities                    20,155,000       (18,463,000)
                                                                        ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                      (1,284,000)         (111,000)
Proceeds from Sale of Property                                                     0           323,000
                                                                        ------------      ------------

 Net Cash  (Used In) Provided by Investing Activities                     (1,284,000)          212,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under D.I.P. Line of Credit                                     6,000,000                 0
Repayment of Long-Term Debt                                                        0           (14,000)
Net Repayments Under Line of Credit Agreements                           (22,348,000)       (6,000,000)
                                                                        ------------      ------------

  Net Cash Used In by Financing Activities                               (16,348,000)       (6,014,000)
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH                                            2,523,000       (24,265,000)

CASH AT BEGINNING OF PERIOD                                               16,634,000        47,381,000
                                                                        ------------      ------------

CASH AT END OF PERIOD                                                   $ 19,157,000      $ 23,116,000
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- - --------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                APRIL 30, 1996     APRIL 30,1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid                                       $ 2,503,000       $3,533,000
Income Taxes Paid (Refunded)                        $(9,363,000)      $   96,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES-
During the three months ended April 30, 1995, loss on disposal of property charged to the restructuring reserve amounted to $1,631,000.



See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - --------------------------------------------------------------------------------

NOTE 1:  REORGANIZATION, BASIS OF REPORTING, STORE CLOSURES AND RESTRUCTURING
         PLANS:

House of Fabrics, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 269 stores in 28 states as of April 30, 1996. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

Reorganization:

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

Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of November 2, 1994, and such claims cannot be paid or restructured prior to the conclusion of the Chapter 11 proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 2) in the accompanying consolidated balance sheet represent the Company's estimates of liabilities as of April 30, 1996 and January 31, 1996, subject to adjustment in the reorganization process. The Company is continuing to pay interest on secured debt although principal payments have generally been suspended.

In August 1995 the Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court which was amended in May 1996. A disclosure hearing was held on May 23, 1996, and court approval was obtained to present the Plan of Reorganization to the Company's impaired creditors. The Plan has an effective date of not later than July 31, 1996.

Under the Plan, the Company will issue 13,700,000 shares of newly reorganized House of Fabrics, Inc. common stock ("new common stock") as well as additional shares, as necessary, to satisfy the warrants, equity incentive plans and additional bank group stock requirements as contemplated by the Plan. The Plan also contemplates the successful negotiation of a new line of credit and the sale of real property assets to provide the cash that along with certain income tax refunds and funds generated by the Company's business will allow the Company to fund the Plan. In Addition, the Plan generally provides for the following: the secured bank group will receive $76,500,000 plus 685,000 shares (or 5%) of new common stock. In addition, if the aggregate market value of the 685,000 shares of new common stock during a certain period after the effective date of the Plan, as defined, is less than $2,000,000, the secured bank group will receive additional stock or cash to bring the aggregate value up to $2,000,000. Generally, defaults under other secured obligations will be cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims will receive 25% in cash on the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of 93% of new common stock. Holders of existing House of Fabrics, Inc. common stock will receive a pro rata distribution of 2% of new common stock (subject to dilution) plus warrants to purchase additional shares of new common stock. In addition, the Company will reserve 1,781,000 shares of new common stock for equity incentive plans for the Company's officers, directors and employees.

The Plan is dependent on the successful resolution of certain contingencies detailed in the disclosure statement filed with the Bankruptcy Court in May 1996. Adoption of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be approved in its present form.

On May 24, 1996, the New York Stock Exchange (the "Exchange") suspended trading of the Company's common stock and applied to delist the issue. The suspension and subsequent action to delist the Company resulted from the Company's failure to meet certain financial standards established by the Exchange. The Company is currently exploring other options to list the newly reorganized House of Fabrics, Inc. new common stock to be issued on the effective date of the Plan.

Basis of Reporting:

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. The plan of reorganization, if approved, could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to obtain Bankruptcy Court confirmation and creditor approval of the plan of reorganization, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 3) and obtain financing sources to meet future obligations.

The consolidated financial statements included herein do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures are adequate to make the information not misleading. Certain reclassifications have been made to prior year amounts to conform to the current years reporting classification. (Refer to the Notes to Consolidated Financial Statements contained in the
Company's 1996 Annual Report).   In the opinion of management, all adjustments,
consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

The results of operations for the interim periods presented, are not necessarily indicative of the operating results to be expected for the full fiscal year.

The accompanying consolidated financial statements have been presented in accordance with Statement of Position 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

STORE CLOSURES AND RESTRUCTURING PLANS:

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involved the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies. At April 30 1996, the restructuring reserve of $12,949,000 relates primarily to lease terminations and occupancy costs for the fiscal 1994 and 1995 restructuring plans. In fiscal 1996, the Company closed stores pursuant to its Debtors-in-Possession financing agreement and to facilitate its ability to negotiate exit financing prior to emerging from Chapter 11.

In anticipation of the Company filing the Plan of Reorganization to exit Chapter 11 with the Bankruptcy Court and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan. In January 1996, with approval of the Bankruptcy Court, the Company entered into an agency agreement with an unrelated partnership formed to liquidate the 86 stores. The partnership assumed control of the 86 stores and assumed substantially all of the expenses of operating the stores through liquidation. The liquidation was completed in April 1996. In addition to the 86 stores, the Company's D.I.P. Financing agreement covenants required the closing of 8 other stores, during fiscal 1996, that did not meet certain profitability requirements.


NOTE 2:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of April 30, 1996 and January 31, 1996:

                                     APRIL 30, 1996      JANUARY 31, 1996
                                     --------------      ----------------

Secured Liabilities:
 Notes payable to banks              $ 85,475,000          $102,823,000
 Long term debt                           941,000               941,000

Unsecured Liabilities:
 Accounts payable, trade               71,276,000            71,309,000
 Other payables, trade                 15,396,000            15,400,000
 Other                                    145,000               145,000
                                     ------------          ------------
                                     $173,232,000          $190,618,000
                                     ============          ============

The plan of reorganization if approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of April 30, 1996, and January 31, 1996, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

The Company has a credit agreement (Credit Agreement) for which Bank of America NT & SA acts as agent bank. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the Credit Agreement have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court and are required by the Company's Debtors-in-Possession financing agreement and amendments (see Note 3). Under such agreements $17,348,000 of permanent reductions have been made in the quarter ended April 30, 1996, and $41,191,000 of permanent principal reductions have been made from the date of the bankruptcy filing through April 30, 1996, primarily from the proceeds of liquidating underperforming stores. The Company has continued to accrue and pay interest at the contractual rate on these notes and has classified these notes as subject to compromise in the accompanying consolidated balance sheets.

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

On January 29, 1996, the D.I.P. Financing agreement was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17.3 million line of credit with a provision for up to $10 million in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of April 30, 1996, the Company had direct borrowings of $1,000,000 and had drawn letters of credit in the total amount of $256,000. Available credit at April 30, 1996 totaled $16,044,000, of which $9,744,000 was available for letters of credit.

The Company was in compliance with all financial covenants as of April 30, 1996.



NOTE 4:  REORGANIZATION COSTS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. Reorganization costs during the three months ended April 30, 1996, and 1995, consisted primarily of professional fees.

NOTE 5:  STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 6:  INCOME TAXES

In March 1996, the Company received approximately $9,300,000 pursuant to a claim for refund filed on form 1139. At April 30, 1996, the Company had outstanding additional claims on form 1139 of approximately $11,865,000 which were collected in June of 1996. Income tax refunds received on form 1139 are subject to later review and audit by the Internal Revenue Service. Although the Company believes it will ultimately prevail on any Internal Revenue Service audit of claims filed on form 1139, it has reserved against amounts received and receivable at April 30, 1996, and will record the respective tax benefits upon successful completion of such audits.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- - --------------------------------------------------------------------------------

The Company is one of the largest home sewing/craft retailers in the United States, operating 269 stores in 28 states as of April 30, 1996. The following discussion explains material changes in the results of operations for the first quarter of fiscal years 1997 and 1996 and significant developments affecting financial condition since the end of fiscal 1996.

CHAPTER 11 REORGANIZATION
- - -------------------------

On November 2, 1994, the Company and subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The plan of reorganization, if approved, could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, its ability to obtain Bankruptcy Court confirmation and creditor approval of the plan of reorganization, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement (see Note 3) and obtain financing sources to meet future obligations.

In August 1995, the Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court which was amended in May 1996. A disclosure hearing was held on May 23, 1996, and court approval was obtained to present the Plan of Reorganization to the Company's impaired creditors. The Plan has an effective date of not later than July 31, 1996.

Under the Plan, the Company will issue 13,700,000 shares of newly reorganized House of Fabrics, Inc. common stock ("new common stock") as well as additional shares, as necessary, to satisfy the warrants, equity incentive plans and additional bank group stock requirements as contemplated by the Plan. The Plan also contemplates the successful negotiation of a new line of credit and the sale of real property assets to provide the cash that along with certain income tax refunds and funds generated by the Company's business will allow the Company to fund the Plan. In addition, the Plan generally provides for the following: the secured bank group will receive $76,500,000 plus 685,000 shares (or 5%) of new common stock. In addition, if the aggregate market value of the 685,000 shares of new common stock during a certain period after the effective date of the Plan, as defined, is less than $2,000,000, the secured bank group will receive additional stock or cash to bring the aggregate value up to $2,000,000. Generally, defaults under other secured obligations will be cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims will receive 25% in cash on the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of 93% of new common stock. Holders of existing House of Fabrics, Inc. common stock will receive a pro rata distribution of 2% of new common stock (subject to dilution) plus warrants to purchase additional shares of new common stock. In addition, the Company will reserve 1,781,000 shares of new common stock for equity incentive plans for the Company's officers, directors and employees.

The Plan is dependent on the successful resolution of certain contingencies detailed in the disclosure statement filed with the Bankruptcy Court in May 1996. Adoption of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be approved in its present form.

On May 24, 1996 the New York Stock Exchange (the "Exchange") suspended trading of the Company's common stock and applied to delist the issue. The suspension and subsequent action to delist the Company resulted from the Company's failure to meet certain financial standards established by the Exchange. The Company is currently exploring other options to list the newly reorganized House of Fabrics, Inc. new common stock to be issued on the effective date of the Plan.

Store Closures:

In both fiscal 1994 and fiscal 1995, the Company implemented restructuring plans that involve the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies. At April 30 1996, the restructuring reserve of $12,949,000 relates primarily to lease terminations and occupancy costs for the fiscal 1994 and 1995 restructuring plans. In fiscal 1996, the Company closed stores pursuant to its Debtors-in-Possession financing agreement and to facilitate its ability to negotiate exit financing prior to emerging from Chapter 11.

In anticipation of the Company filing the Plan of Reorganization to exit Chapter 11 with the Bankruptcy Court and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan. In January 1996, with approval of the Bankruptcy Court, the Company entered into an agency agreement with an unrelated partnership formed to liquidate the 86 stores. The partnership assumed control of the 86 stores and assumed substantially all of
the expenses of operating the stores through liquidation.   The liquidation was
completed in April 1996. In addition to the 86 stores, the Company's D.I.P. Financing agreement covenants required the closing of 8 other stores during fiscal 1996 that did not meet certain profitability requirements.

RESULTS OF OPERATIONS
- - ---------------------

Sales for the quarter ended April 30, 1996, decreased 23.4 % to $56,515,000 from $73,759,000 for the quarter ended April 30, 1995. The decrease in sales of $17,244,000 was primarily due to various store closures in fiscal 1996 offset by
a 0.5 % increase in store for store sales.   The increase in store for store
sales reflects the ability of the Company to restock the merchandise levels of the stores during fiscal 1996 and the closure of weaker stores with declining
sales patterns.   During the quarter ended April 30, 1996, the Company did not close any stores.

Gross profit as a percentage of sales decreased to 44.8% for the quarter ended April 30, 1996, from 50.0% for the quarter ended April 30, 1995. The decrease is primarily due to higher markdowns compared to those generated in the quarter
ended April 30, 1995.   In accordance with the Company's merchandising
strategies, seasonal merchandise is marked down at the end of the spring and fall seasons. It is anticipated that gross margins will be affected in the second and fourth quarters of the fiscal year.

Selling, general and administrative expenses as a percent of sales decreased to
47.6 % for the quarter ended April 30, 1996, from 50.7% for the quarter ended April 30, 1995. Expense reduction programs have been implemented to reduce total costs, and the Company has closed stores that had higher cost structures. Expense reduction programs are ongoing and should favorably impact the Company in future periods.

Interest expense for the quarter ended April 30, 1996, decreased $1,419,000 from the quarter ended April 30, 1995, as a result of a decrease in the Company's average effective borrowing rate to 11.0 % in the quarter ended April 30, 1996, from 11.5% in the quarter ended April 30, 1995, and a reduction in the Company's average loan balance.

Reorganization costs associated with the Company's Chapter 11 filing amounted to $1,898,000 for the 3 months ended April 30, 1996, and are comprised primarily of professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

The Company recorded a tax expense of $24,000 for the three months ended April 30, 1996, for minimum state income taxes compared to a $50,000 tax expense for the quarter ended April 30, 1995. The net loss incurred during the quarter increased the net operating loss carryforward that existed as of January 31, 1996.

During the quarter ended April 30, 1996, the Company incurred a net loss of $5,971,000, compared to a net loss $7,984,000 for the same period last year. The decrease in net loss was the result of the decreases in total store sales and decreased gross margins offset by decreases in selling, general and administrative costs, interest expense and reorganization costs. The net losses in 1996 and 1995 were adversely impacted by the additional costs associated with the Chapter 11 process to close stores and restructure the Company.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's working capital was approximately $78,892,000 as of April 30, 1996, and its current ratio was 2.4 to 1. Net cash provided by operating activities was approximately $20,155,000 for the quarter ended April 30, 1996, compared to net cash used in operating activities of approximately $18,463,000 for the quarter ended April 30, 1995. The $38,618,000 increase in net cash provided by operating activities relates primarily to: i) relatively stable inventory levels during the quarter ended April 30, 1996, compared to a significant increase in inventories to fully restock stores during the quarter ended April 30, 1995, and ii) proceeds from the closure of stores received during the quarter ended April 30, 1996, that were used to reduce secured debt of the Company's prepetition bank loan. Total reductions of the Company's prepetition bank loan were $17,348,000 and $6,000,000 during the quarters ended April 30, 1996, and April 30, 1995, respectively. Also, during the quarter ended April 30, 1996, the Company invested cash of $1,284,000 in capital expenditures primarily related to the implementation of a new computer system.

In March of 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20 million line of credit (The "D.I.P. Financing") that expired on January 31, 1996. The D.I.P. Financing agreement provides for a combination of cash borrowings and the issuance of up to $10 million in letters of credit. Interest and fees are payable monthly.
Cash borrowings bear interest at the bank reference rate plus 1.5% per annum,
and a commitment fee of .5% per annum on unused availability.   Fees for letters
of credit are generally .25% per annum. This agreement is collateralized by a first priority lien on generally all assets of the Company, as defined. The Company is required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, for permanent principal reductions of notes payable under the Credit Agreement. The Company is also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations.

On January 29, 1996, the Company's D.I.P. Financing agreement was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17.3 million line of credit with a provision for up to $10 million in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan.
On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996.

The D.I.P. Financing agreement includes certain other restrictive covenants that are computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. As of April 30, 1996, the Company had direct borrowings of $1,000,000 and had drawn letters of credit in the total amount of $256,000. Available credit at April 30, 1996, totaled $16,044,000, of which $9,744,000 was available for letters of credit.

The Company has received federal income tax refunds totaling approximately $9,300,000 during the quarter ended April 30, 1996. Additional refunds of approximately $11,865,000 were received in June 1996. These refunds are largely the result of the carryback of losses incurred by the Company during the past two years to prior years in which the Company paid income taxes. The refunds were received based upon claims filed on form 1139 with the Internal Revenue Service. As a general matter, income tax refunds on form 1139 are subject to later review and audit by the Internal Revenue Service. If the Internal Revenue Service determines that it will disallow the refunds, or any portion of the refunds, it can demand a return of such refunds and force the Company to sue to obtain the refunds.

The Company believes that its ongoing operating cash flow, the D.I.P. Financing agreement, and the refund of income taxes should enable the Company to meet liquidity requirements in fiscal 1997. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to obtain Bankruptcy Court confirmation and creditor approval of the plan of reorganization, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with the Debtors-in-Possession financing agreement and obtain financing sources to meet future obligations.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
- - ----------------------------------------------

The preceding Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, those associated with the ability of the Company to obtain Bankruptcy Court confirmation and creditor approval of the plan of reorganization, the ability to obtain financing sources to meet future obligations and the ability of the Company to complete the restructuring of the Company and reduce the current expense levels. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, decline in demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply and hire and train employees, management's ability to manage the Company's planned emergence from Chapter 11 and the effect of economic conditions.

The foregoing discussion is designed to comply with interim reporting standards and should be read in conjunction with the more detailed discussion in the Company's 1996 Annual Report.

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS

      (a)  Exhibits.

           2.1  Plan of Reorganization

          10.1 First Amendment to the Amended and Restated Revolving Credit Agreement in the Amount of $17,300,000 among House of Fabrics, Inc., House of Fabrics of South Carolina, Inc., Sofro Fabrics, Inc. and Metrolina Express, Inc. and The Financial Institutions party hereto and Bank of America National Trust and Savings Association, as Issuing Bank and Bank of America National Trust and Savings Association, as Agent, Dated as of May 1, 1996.

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



                                         House of Fabrics, Inc.
                                         ----------------------
                                         Registrant





Date:  June 14, 1996                     John E. Labbett
                                         Executive Vice President-Chief
                                         Financial Officer