Form 10-Q
period 1996-10-31
HOUSE OF FABRICS INC/DE/
filed 1996-12-16
CIK 315125

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                 Act of 1934

               For the quarterly period ended October 31, 1996.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934  For the Transition period from _______________ to
     _____________.

                          Commission File No. 1-7927
                                              ------

                            HOUSE OF FABRICS, INC.
                            ----------------------

            (Exact Name of Registrant as specified in its charter)

          Delaware                                      95-3426136
-----------------------------------         -----------------------------------
   (State or other jurisdiction)               (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                             91423
---------------------------------------                          -----------

Post Office Box 9110, Van Nuys, CA                                  91409
----------------------------------------                         -----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes   X       No
                                       -----        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                            Yes   X    No
                                                                ------    ------

On November 2, 1994, the Registrant and four (4) of its' subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Central District of California (the "Bankruptcy Court"). On July 10, 1996, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Registrant and its' subsidiaries. On July 31, 1996, all conditions to the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"). Pursuant to the Plan, 3,643,936 shares of newly reorganized House of Fabrics, Inc. common stock have been issued.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class                                        Outstanding at December 12, 1996
Common Stock, par value $.10 per share                 3,643,936  Shares

                            HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----

                                                                             Page No.
Part I.    Financial Information

       Item 1.     Financial Statements

              Consolidated Balance Sheets as of  October 31, 1996
              and January 31, 1996                                            4 - 5

              Consolidated Statements of Operations
              for the three months ended
              October 31, 1996 and 1995                                       6

              Consolidated Statements of Operations
              for the nine months ended
              October 31, 1996 and 1995                                       7

              Consolidated Statements of
              Cash Flows for the nine months
              ended October 31, 1996 and 1995                                 8 - 9

              Notes to Consolidated Financial Statements                      10 - 14

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                 15-18

Part II.   Other Information                                                  19

       Item 6.     Exhibits

                   (a)  Exhibits
                        10.1 Increase in Revolving Credit Agreement credit line.
                        10.2 Amendment to Revolving Credit Agreement

                        27.  Financial Data Schedule                          21

       Signature                                                              20

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
________________________________________________________________________________

                                                        SUCCESSOR CO.     PREDECESSOR CO.
                                                      OCTOBER 31, 1996   JANUARY 31, 1996
ASSETS

CURRENT ASSETS
  Cash                                                   $  3,097,000       $ 16,634,000
  Receivables, net                                          5,665,000         24,322,000
  Merchandise Inventories, net                            111,019,000        107,140,000
  Prepaid Expenses and Other Current Assets                 4,688,000          5,651,000
  Refundable Income Taxes                                           -            377,000
  Deferred Income Taxes                                        25,000             25,000
                                                         ------------       ------------

Total Current Assets                                      124,494,000        154,149,000

Property
  Land                                                      1,011,000          1,011,000
  Buildings                                                 1,707,000          1,707,000
  Furniture & Fixtures                                     15,559,000         39,333,000
  Leasehold Improvements                                    5,546,000         21,255,000
                                                         ------------       ------------

                                                           23,823,000         63,306,000
  Less Accumulated Depreciation and Amortization           (1,047,000)       (36,198,000)
                                                         ------------       ------------

Property, net                                              22,776,000         27,108,000

Deferred Income Taxes                                         254,000            254,000
Property Held for Sale                                      7,120,000          9,590,000
Other Assets                                                1,154,000          1,386,000
Reorganization Value in Excess of Amounts Allocated
  to Net Assets, net                                        3,272,000                  -
Goodwill, net                                                       -         38,067,000
                                                         ------------       ------------

                                                         $159,070,000       $230,554,000
                                                         ============       ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES

(UNAUDITED)
________________________________________________________________________________

                                                  SUCCESSOR CO.       PREDECESSOR CO.
                                                OCTOBER 31, 1996     JANUARY 31, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                 $ 20,267,000         $  9,754,000
  Notes Payable to Bank                              54,887,000                    -
  Accrued Liabilities                                21,109,000           32,297,000
  Restructuring Reserve                                       -           12,949,000
                                                   ------------         ------------

Total Current Liabilities                            96,263,000           55,000,000

Deferred Income Taxes                                   279,000              279,000
Long Term Liabilities                                22,502,000                    -
Liabilities Subject to Compromise under
  reorganization proceedings                                  -          190,618,000
                                                   ------------         ------------

Total Liabilities                                   119,044,000          245,897,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.10 Par Value;
  Authorized 1,000,000 Shares; Outstanding, None
Common Stock, $.10 Par Value;
  Authorized 29,000,000 Shares; 13,697,107 Shares
  Issued and Outstanding at January 31, 1996                  -            1,370,000
  Authorized 5,136,415 Shares; 3,640,299 Shares
  Issued and Outstanding at October 31, 1996            514,000                    -
Paid-In Capital                                      38,638,000           46,880,000
Retained Earnings (Deficit)                             874,000          (63,593,000)
                                                   ------------         ------------

  Stockholders' Equity (Deficit)                     40,026,000          (15,343,000)
                                                   ------------         ------------

                                                   $159,070,000         $230,554,000
                                                   ============         ============


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF  OPERATIONS
(UNAUDITED)
________________________________________________________________________________

                                                     THREE MONTHS ENDED
                                            OCTOBER 31, 1996   OCTOBER 31, 1995
                                              SUCCESSOR CO.     PREDECESSOR CO.

Sales                                          $69,953,000        $ 92,307,000

Expenses:
  Cost of Sales                                 40,200,000          52,482,000
  Selling, General and Administrative           27,536,000          39,973,000
  Interest                                       1,319,000           3,263,000
                                               -----------        ------------

Total Expenses                                  69,055,000          95,718,000

Income (Loss) Before Income Taxes
  and Reorganization Items                         898,000          (3,411,000)

Reorganization Items:
  Profeesional Fees                                      -           2,054,000
                                               -----------        ------------

Income (Loss) Before Income Taxes                  898,000          (5,465,000)

Income Taxes                                        24,000              50,000
                                               -----------        ------------

Net Income (Loss)                              $   874,000        $ (5,515,000)
                                               ===========        ============


Income (Loss) Per Share(a)                           $0.17        $        N/A

Weighted Average Number of
  Shares Outstanding(a)                          5,136,415                 N/A
                                               ===========        ============

(a) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and Implementation of Fresh-Start accounting, they are not comparable to subsequent periods.

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF  OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                THREE MONTHS               SIX MONTHS                 NINE MONTHS
                                                    ENDED                     ENDED                       ENDED
                                              OCTOBER 31, 1996            JULY 31, 1996             OCTOBER 31, 1995
                                                SUCCESSOR CO.            PREDECESSOR CO.             PREDECESSOR CO.

Sales                                            $69,953,000               $111,355,000                $237,975,000

Expenses:
 Cost of Sales                                    40,200,000                 62,000,000                 130,413,000
 Selling, General and Administrative              27,536,000                 53,952,000                 113,663,000
 Interest                                          1,319,000                  4,911,000                  10,788,000
                                                 -----------               ------------                ------------
Total Expenses                                    69,055,000                120,863,000                 254,864,000

Income (Loss) Before Reorganization Items,
 Income Taxes, and Extraordinary Item                898,000                 (9,508,000)                (16,889,000)

Reorganization Items:
 Fresh-Start Adjustments                                                    (65,011,000)
 Reorganization Costs                                      -                  1,440,000                   7,499,000
                                                 -----------               ------------                ------------
Income (Loss) Before Income Taxes,
 and Extraordinary Item                              898,000                 54,063,000                 (24,388,000)
Income Taxes                                          24,000                     48,000                     150,000
                                                 -----------               ------------                ------------

Net Income (Loss) Before Extraordinary Item          874,000                 54,015,000                 (24,538,000)

Gain on Forgiveness of Debt                                -                 (9,578,000)                          -
                                                 -----------               ------------                ------------

Net Income (Loss)                                $   874,000               $ 63,593,000                $(24,538,000)
                                                 ===========               ============                ============

Income (Loss) Per Share(a)                             $0.17               $        N/A                $        N/A
                                                 ===========               ============                ============

Weighted Average Number of
 Shares Outstanding(a)                             5,136,415                        N/A                         N/A
                                                 ===========               ============                ============

          (a) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to subsequent periods.

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                THREE MONTHS           SIX MONTHS             NINE MONTHS
                                                                   ENDED                  ENDED                  ENDED
                                                              OCTOBER 31, 1996        JULY 31, 1996         OCTOBER 31, 1995
                                                                SUCCESSOR CO.        PREDECESSOR CO.         PREDECESSOR CO.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $    874,000           $  63,593,000           $(24,538,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by (Used In) Operating Activities:
  Fresh-Start adjustments                                                 -             (65,011,000)                     -
  Extraordinary Item - Gain on Forgiveness of Debt                        -              (9,578,000)                     -
  Depreciation and Amortization                                   1,131,000               2,895,000              6,099,000
  (Gain) Loss on Disposal of Fixed Assets                                 -              (3,191,000)               521,000
Changes in Assets and Liabilities
  Receivables                                                    (1,342,000)             15,246,000              5,081,000
  Merchandise Inventories                                       (15,568,000)             12,287,000            (26,047,000)
  Prepaid Expenses and Other Assets                               1,752,000              (1,008,000)            23,744,000
  Accounts Payable and Accrued Liabilities                        7,206,000              (4,719,000)              (852,000)
  Restructuring Reserve                                                   -                       -             (3,152,000)
  Operating Payables subject to compromise under
    reorganization proceedings                                            -                 843,000             (1,779,000)
  Long Term Liabilities                                             989,000              21,513,000                      -
  Refundable Income Taxes                                           377,000                       -              1,535,000
                                                               ------------           -------------          -------------
   Total Adjustments                                             (5,455,000)            (30,723,000)             5,150,000
                                                               ------------           -------------          -------------
  Net Cash Provided by (Used In) Operating Activities            (4,581,000)             32,870,000            (19,388,000)
                                                               ------------           -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                             (1,264,000)             (2,687,000)            (3,974,000)
Proceeds from Sale of Property                                            -               5,050,000                734,000
                                                               ------------           -------------          -------------
 Net Cash Provided by (Used In) Investing Activities             (1,264,000)              2,363,000             (3,240,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments Under Line of Credit Agreements                                -            (105,245,000)            (6,773,000)
Borrowings Under Line of Credit Agreements                                -              59,300,000                      -
Borrowings and Repayments Under Revolving Line, net               6,988,000                       -                      -
Settlement of Administrative and Priority Claims, net            (3,968,000)                      -                      -
Repayment of Long Term Debt                                               -                       -                (42,000)
                                                               ------------           -------------          -------------
 Net Cash Provided by (Used in) Financing Activities              3,020,000             (45,945,000)            (6,815,000)
                                                               ------------           -------------          -------------

NET (DECREASE) IN CASH                                           (2,825,000)            (10,712,000)           (29,443,000)
CASH AT BEGINNING OF PERIOD                                       5,922,000              16,634,000             47,381,000
CASH AT END OF PERIOD                                          $  3,097,000           $   5,922,000          $  17,938,000


See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES

(Unaudited)
________________________________________________________________________________

                                    THREE MONTHS      SIX MONTHS       NINE MONTHS
                                        ENDED           ENDED             ENDED
                                  OCTOBER 31, 1996   JULY 31, 1996   OCTOBER 31, 1995
                                    SUCCESSOR CO.   PREDECESSOR CO.   PREDECESSOR CO.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                      $ 1,241,000       $   4,933,000     $ 10,731,000

Income Taxes Paid (Refunded)       $ (1,432,000)     $ (21,285,000)    $ (1,515,000)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES-
During the six months ended July 31, 1996 loss on disposal of property charged to accrued reserves amounted to $5,222,000. During the nine months ended October 31, 1995, loss on disposal of property charged to the restructuring reserve amounted to $3,344,000 and $4,774,000 of prepetition receivables were offset against prepetition payables.



See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

NOTE 1:  BASIS OF REPORTING

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. The plan of reorganization has materially changed the amounts reported in the accompanying consolidated financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the plan of reorganization. The results of operations and cash flows have been split into two periods. The first six months ended July 31, 1996 reflect operations prior to emergence from Chapter 11 proceedings. The latest three months ended October 31, 1996 reflect operations after the emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the three months ended October 31, 1996 is not comparable with prior periods and is not combined with prior period net income for year-to-date totals due to non-comparability. The balance sheet at October 31, 1996 is also not comparable to prior periods. The Company's ability to continue as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of profitability and cash flow from operations and maintain compliance with the financing agreement (see Note 4).

The consolidated financial statements included herein do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that disclosures are adequate to make the information not misleading. Certain reclassifications have been made to prior year amounts to conform to the current years reporting classification. (Refer to the Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report.) In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

The results of operations for the interim periods presented, are not necessarily indicative of the operating results to be expected for the full fiscal year.

The accompanying consolidated financial statements have been presented in accordance with Statement of Position 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. (Fresh-Start Reporting)


NOTE 2:  REORGANIZATION

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 267 stores in 28 states as of October 31, 1996. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

As a result of certain events in fiscal 1995, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11) on November 2, 1994. While under Chapter 11, certain claims against the Company that were in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Company continued to conduct normal business operations as Debtors-in-Possession. These claims were reflected in the Company's consolidated balance sheet as "Liabilities Subject to Compromise under reorganization proceedings" as of January 31, 1996.

In August 1995, the Company filed a Disclosure Statement and Plan of
Reorganization with the Bankruptcy Court which was amended in May 1996.   The
Plan was confirmed by the Bankruptcy Court on July 10, 1996, and became effective on July 31, 1996 ("Effective Date").

Under the Plan, the Company has or plans to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims as well as additional shares, as necessary, to satisfy the warrants, equity incentive plans and additional bank group stock issuance as required by the Plan. As of October 31, 1996, 3,640,299 shares have been issued. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. In accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy the requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000 (see Note 8). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,777,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,777,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. (A copy of the Plan was filed under Form 8-K on July 23, 1996)

The Company is currently listed on the NASDAQ stock exchange in addition to the Pacific Stock Exchange. The symbol for the New Common Stock is HFAB and the symbol for the warrants is HFABW. On May 24, 1996, the New York Stock Exchange ("the Exchange") suspended trading of the Company's common stock and subsequently delisted the issue.

On July 31, 1996, and effective August 1, 1996, the Company restructured its organizational structure by merging Fabricland, Inc., Sofro Fabrics, Inc., House of Fabrics of South Carolina, Inc. and Metrolina Express, Inc. into House of Fabrics, Inc.

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $9,578,000 was forgiveness of bank group debt and the remaining $65,011,000 were Fresh-Start adjustments. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the three months ended October 31, 1996 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the three months ended October 31, 1996 is not comparable with prior periods and the net income for the year-to-date period ended October 31, 1996 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of October 31, 1996 is not comparable to prior periods for the reasons discussed above.

The reorganization value of the Company's common equity of $39,150,000 was determined by the Company with the assistance of financial advisors after consideration of several factors and by reliance on various valuation methods, including discounted projected cash flows, price/earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company. The reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets reflects the difference in the Company's stock valuation and the Company's net assets.


In anticipation of the Company filing the Plan of Reorganization to exit Chapter 11 with the Bankruptcy Court and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan. In January 1996, with approval of the Bankruptcy Court, the Company entered into an agency agreement with an unrelated partnership formed to liquidate the 86 stores. The partnership assumed control of the 86 stores and assumed substantially all of the expenses of operating the stores through liquidation. The liquidation was completed in April 1996. In addition, the Company approved the closure of an additional 8 stores that did not meet certain profitability requirements. Of these 8 stores, 2 have been closed, both during the quarter ended October 31, 1996.


NOTE 3:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of January 31, 1996:

                                                         JANUARY 31, 1996
                                                         ----------------
Secured Liabilities:
  Notes payable to banks                                   $ 102,823,000
  Long term debt                                                 941,000

Unsecured Liabilities:
  Accounts payable, trade                                     71,309,000
  Other payables and accrued expenses                         15,400,000
  Other                                                          145,000
                                                           -------------
                                                           $ 190,618,000
                                                           =============

In accordance with the Plan, these liabilities subject to compromise were resolved on the Effective Date, including forgiveness of debt by the bank group of $9,578,000.


NOTE 4:  FINANCING

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants that are computed quarterly and are principally related to net worth, fixed charge coverage ratio, operating leases and capital expenditures. As of October 31, 1996, the Company had direct borrowings of $54,887,000 and letters of credit of $771,000 outstanding with additional credit available of approximately $8,800,000.

As of October 31, 1996, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into, and the Bankruptcy Court approved, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20,000,000 line of credit (The "D.I.P. Financing") that expired on January 31, 1996. The D.I.P. Financing agreement provided for a combination of cash borrowings and the issuance of up to $10,000,000 in letters of credit. Interest and fees were payable monthly. Cash borrowings bore interest at the bank reference rate plus 1.5% per annum,
and a commitment fee of .5% per annum on unused availability.   Fees for letters
of credit were generally .25% per annum. This agreement was collateralized by a first priority lien on generally all assets of the Company, as defined. The Company was required to follow a formula for sequestration of excess cash, as defined in the D.I.P. Financing agreement, and for permanent principal reductions of notes payable under the Credit Agreement. The Company was also required to permanently reduce all or a portion of the borrowings under the D.I.P. Financing agreement by an amount equal to the net proceeds from asset dispositions which occur outside the normal course of business and, under certain circumstances, a portion of the funds derived from store liquidations.

On January 29, 1996, the D.I.P. Financing agreement was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17,300,000 line of credit with a provision for up to $10,000,000 in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996 and subsequently through July 31, 1996.

The D.I.P. Financing agreement included certain other restrictive covenants that were computed monthly and related to, among other things, cash and inventory level requirements in comparison to planned levels. At July 31, 1996, the Company retired the D.I.P. Financing agreement and replaced it with a new Financing Agreement with CITBC as explained above.


NOTE 5:  REORGANIZATION COSTS

Prior to emergence from bankruptcy, professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. There were no reorganization costs for the three months ended October 31, 1996. Reorganization costs with respect to the six months ended July 31, 1996 consisted primarily of professional fees and lease termination expenses offset by the gain on the sale of the Sherman Oaks, California office building.




NOTE 6:  STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, not required to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect of net income and earnings per share.

During August 1996, the Company's Board of Directors approved a stock option plan providing 669,375 shares for directors, officers, and other key employees. The options have a term of ten years and vest 25% after 18 months, an additional 50% after 24 months and the final 25% after 36 months. The price of the options at grant date was $4. Stock option grants of 617,736 have been issued as of October 31, 1996.


NOTE 7:  INCOME TAXES

In March, June, and September 1996, the Company received approximately $9,321,000, $11,865,000, and $1,316,000 respectively, pursuant to claims for refund filed on Internal Revenue Service Form 1139. Income tax refunds received on Form 1139 are subject to later review and audit by the Internal Revenue Service. Although the Company believes it will ultimately prevail on any Internal Revenue Service audit of claims filed on Form 1139, it has reserved against amounts received and will record the respective tax benefits upon successful completion of such audits.



NOTE 8: SUBSEQUENT EVENTS

On November 19, 1996 the Company sold the previously closed Mauldin, South Carolina distribution facility for $8,350,000. The proceeds were used to reduce borrowings under the Financing Agreement with CITBC.

On December 5, 1996, as required by the terms of the Plan of Reorganization, additional cash payments of $1,157,000 were made to the secured bank group to bring the aggregate value of the approximately 257,000 shares issued to the bank group up to $2,000,000 (see Note 2).

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
________________________________________________________________________________

The Company is one of the largest home sewing/craft retailers in the United States, operating 267 stores in 28 states as of October 31, 1996. The following discussion explains material changes in the results of operations for the third quarter of fiscal years 1997 and 1996 and significant developments affecting financial condition since the end of fiscal 1996.

CHAPTER 11 REORGANIZATION
-------------------------

On November 2, 1994, the Company and subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court.

The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. The plan of reorganization materially changed the amounts reported in the accompanying consolidated financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, the ability to achieve satisfactory levels of profitability and cash flow from operations and maintain compliance with the financing agreement (see Note 4 to consolidated financial statements).

In August 1995, the Company filed a Disclosure Statement and Plan of Reorganization (the Plan) with the Bankruptcy Court which was amended in May
1996.   The Plan was confirmed by the Bankruptcy Court on July 10, 1996, and became effective on July 31, 1996.

Under the Plan, the Company has or plans to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims as well as additional shares, as necessary, to satisfy the warrants, equity incentive plans and additional bank group stock issuance as required by the Plan. As of October 31, 1996, 3,640,299 shares have been issued. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. In accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy the requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000 (see Note 8 to consolidated financial statements). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,777,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,777,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. (A copy of the Plan was filed under Form 8-K on July 23, 1996)

STORE CLOSURES:

In anticipation of the Company's exit from Chapter 11, the liquidation of 86 underperforming stores was completed in April 1996. The Company also approved the closing of an additional 8 stores during 1996 that did not meet certain profitability requirements, two of which were closed during the quarter ended October 31, 1996.

As a result of previous store closings, the Company remains with the best performing store locations that management believes will contribute to the future success of the company.

RESULTS OF OPERATIONS
---------------------

                              THREE MONTHS ENDED
                              ------------------

Sales for the quarter ended October 31, 1996 decreased 24.2% to $69,953,000 for the Successor Company from $92,307,000 for the Predecessor Company. Sales decreased $22,354,000 of which $19,436,000 was due to the closing of underperforming stores. Store for store sales decreased by 4.0% due to product shortages caused by lack of vendor credit during the first month after emerging from Chapter 11. During the quarter ended October 31, 1996, the Company closed two stores.

Gross profit as a percentage of sales decreased to 42.5% for the quarter ended October 31, 1996 from 43.1% for the quarter ended October 31, 1995. The decrease is primarily due to aggressive markdowns in seasonal products and an increase in promotional pricing.

Selling, general and administrative expenses as a percent of sales decreased to 39.4% for the quarter ended October 31, 1996 from 43.3% for the quarter ended October 31, 1995. Expense reduction programs have been implemented to reduce total costs and also reduce costs as a percentage of sales. The major areas of reduction are in store staffing and occupancy expenses, advertising, and in general and administrative expenses.

Interest expense for the quarter ended October 31, 1996 decreased by $1,944,000 from $3,263,000 for the quarter ended October 31, 1995, to $1,319,000 for the quarter ended October 31, 1996, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate from 11.5% in the quarter ended October 31, 1995 to 9.5% in the quarter ended October 31, 1996.

There were no reorganization costs for the quarter ended October 31, 1996, compared to $2,054,000 for the quarter ended October 31, 1995.

The Company recorded a tax expense of $24,000 for the three months ended October 31, 1996, for minimum state income taxes compared to a $50,000 expense for the quarter ended October 31, 1995.


RESULTS OF OPERATIONS
---------------------
                               NINE MONTHS ENDED
                               -----------------

Sales for the nine months ended October 31, 1996, combining both Predecessor and Successor Companies, decreased 23.8% to $181,308,000 from $237,975,000 for the Predecessor Company. Sales decreased by $56,667,000 of which $52,974,000 was due to the closing of underperforming stores. Store for store sales decreased by 2.0% due to product shortages caused by a lack of vendor credit through the first month after emerging from Chapter 11. During the nine months ended October 31, 1996, the Company closed two stores.

Gross profit as a percentage of sales decreased to 43.6% for the combined nine months ended October 31, 1996 from 45.2% for the nine months ended October 31, 1995. The decrease is primarily due to higher markdowns in the first quarter of 1996 compared to those generated in the first quarter of 1995 and aggressive clearance of seasonal merchandise in the third quarter 1996.

Selling, general and administrative expenses as a percent of sales decreased to 44.9% for the combined nine months ended October 31, 1996 from 47.8% for the nine months ended October 31, 1995. Expense reduction programs have been implemented to reduce total costs as well as costs as a percent of sales in the nine months ended October 31, 1996. The major areas of cost reduction were store payroll, occupancy costs, advertising, and home office general and administrative expenses.

Interest expense for the combined nine months ended October 31, 1996 decreased $4,558,000 from $10,788,000, to $6,230,000 for the nine months ended October 31,
1995, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate to 10.6% in the nine months ended October 31, 1996 from 11.5% in the nine months ended October 31, 1995.

Reorganization costs associated with the Company's Chapter 11 filing amounted to $1,440,000 for the Predecessor Company in the nine months ended October 31, 1996, which include primarily lease termination and asset write-offs of approximately $1,300,000 and professional fees offset by an approximately $3,400,000 gain on the sale of the Sherman Oaks, California office building.
For the nine months ended October 31, 1995, reorganization costs were $7,499,000 which were primarily professional fees.

The Company recorded a tax expense of $72,000 for the combined nine months ended October 31, 1996, for minimum state income taxes compared to a $150,000 expense for the nine months ended October 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company finances its operations from internally generated cash flow and short-term borrowings. The Company's primary capital requirements have been the financing of inventory and MIS systems.

Adjusting for Fresh-Start reporting (see Note 2 to consolidated financial statements), the Company's working capital was approximately $28,231,000 as of October 31, 1996, and its current ratio was approximately 1.3 to 1.

Net cash used by operating activities was approximately $5,455,000 for the three months ended October 31, 1996. The decrease was primarily attributable to a seasonal increase in merchandise inventories, offset by increases in accounts payable and accrued liabilities, resulting from improving vendor credit terms.

Net cash provided by financing activities was approximately $3,020,000 for the three months ended October 31, 1996. The increase is primarily attributable to borrowings under the Company's Revolving Line, offset by settlements of administrative and priority bankruptcy claims.

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants that are computed quarterly and are principally related to net worth , fixed charge coverage ratio, operating leases and capital expenditures. As of October 31, 1996, the Company had direct borrowings of $54,887,000 and letters of credit of $771,000 outstanding with additional credit available of approximately $8,800,000. In addition, on November 19, 1996 proceeds from the sale of the previously closed Mauldin, S.C. distribution facility were used to pay down amounts borrowed under the Financing Agreement (see Note 8).

As of October 31, 1996, the Company was in compliance with all terms of the amended Financing Agreement.

The Company believes that its ongoing operating cash flow and the CITBC Financing agreement should enable the Company to meet liquidity requirements for the reasonably foreseeable future.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
----------------------------------------------

The preceding Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, those associated with the ability of Company to reduce the current expense levels and increase the sales volumes. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, decline in demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply and hire and train employees, management's ability to manage the Company's return to profitability and the effect of economic conditions.

The foregoing discussion is designed to comply with interim reporting standards and should be read in conjunction with the more detailed discussion in the Company's 1996 Annual Report.

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Increase in Revolving Credit Agreement to $65,000,000 credit line from The CIT Group/Business Credit, Inc., as Agent and Lender, Dated September 6, 1996.

          10.2  Amendment to Revolving Credit Agreement dated October 30, 1996.

          27.  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended October 31, 1996.

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



                                     House of Fabrics, Inc.
                                     ----------------------
                                     Registrant



Date:  December 16, 1996             John E. Labbett
                                     Executive Vice President-Chief Financial
                                       Officer