Form 10-Q/A
period 1996-10-31
HOUSE OF FABRICS INC/DE/
filed 1997-04-14
CIK 315125

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended October 31, 1996.

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934  For the Transition period from _______________ to
      _____________.

                           Commission File No. 1-7927
                                               ------

                             HOUSE OF FABRICS, INC.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)

                     Delaware                          95-3426136
---------------------------------------     --------------------------------
         (State or other jurisdiction)        (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                   91423
---------------------------------------                   -----

Post Office Box 9110, Van Nuys, CA                        91409
----------------------------------                        -----
(Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (818) 995-7000
                                                          --------------

                                   No Change
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes  [X]      No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              Yes [X]    No [_]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                 Class                                  December 12, 1996
   New Common Stock, par value $.10 per share           3,643,936  Shares

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----

                                                                        Page No.
Part I.       Financial Information

          Item 1. Financial Statements

              Consolidated Balance Sheets as of  October 31, 1996
              and January 31, 1996                                        4 - 5

              Consolidated Statements of Operations
              for the three months ended
              October 31, 1996 and 1995                                   6

              Consolidated Statements of Operations
              for the nine months ended
              October 31, 1996 and 1995                                   7

              Consolidated Statements of
              Cash Flows for the nine months
              ended October 31, 1996 and 1995                             8 -  9

              Notes to Consolidated Financial Statements                 10 - 14

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             15 - 18

Part II.  Other Information                                              19

          Item 6. Exhibits

                  (a) Exhibits
                      27. Financial Data Schedule                        21

          Signature                                                      20

HOUSE OF FABRICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)  (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                              SUCCESSOR CO.     PREDECESSOR CO.
ASSETS                                     OCTOBER 31, 1996    JANUARY 31, 1996
CURRENT ASSETS
  Cash                                             $  3,097            $ 16,634
  Receivables, net                                    5,665              24,322
  Merchandise Inventories, net                      111,019             107,140
  Prepaid Expenses and Other Current
   Assets                                             4,688               5,651
  Refundable Income Taxes                                 -                 377
  Deferred Income Taxes                                  25                  25
                                                   --------            --------

Total Current Assets                                124,494             154,149

Property
  Land                                                1,011               1,011
  Buildings                                           1,468               1,707
  Furniture & Fixtures                               15,559              39,333
  Leasehold Improvements                              5,785              21,255
                                                   --------            --------

                                                     23,823              63,306
  Less Accumulated Depreciation and
   Amortization                                      (1,047)            (36,198)
                                                   --------            --------

Property, net                                        22,776              27,108

Deferred Income Taxes                                   254                 254
Property Held for Sale                                7,120               9,590
Other Assets                                          1,154               1,386
Reorganization Value in Excess of
 Amounts Allocated to Net Assets                      3,272                   -
Goodwill, net                                             -              38,067
                                                   --------            --------

                                                   $159,070            $230,554
                                                   ========            ========

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES

(UNAUDITED) (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                        SUCCESSOR CO.                         PREDECESSOR CO.
LIABILITIES AND                                                       OCTOBER 31, 1996                        JANUARY 31, 1996
STOCKHOLDERS' EQUITY                            As originally filed      Adjustment        As restated
CURRENT LIABILITIES
  Accounts Payable                                    $ 20,267             $   -             $ 20,267            $  9,754
  Notes Payable to Bank                                 54,887                                 54,887                   -
  Accrued Liabilities                                   21,109                                 21,109              32,297
  Restructuring Reserve                                      -                                     -               12,949
                                                      --------             -----             --------            --------

Total Current Liabilities                               96,263                                 96,263              55,000

Deferred Income Taxes                                      279               354                  633                 279
Long Term Liabilities                                   22,502                                 22,502                   -
Liabilities Subject to Compromise under
  reorganization proceedings                                 -                                      -             190,618
                                                      --------             -----             --------            --------
Total Liabilities                                      119,044               354              119,398             245,897

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 Par Value;
  Authorized 1,000,000 Shares;
   Outstanding, None
Common Stock, $.10 Par Value;
  Authorized 29,000,000 Shares;
   13,697,107 Shares
  Issued and Outstanding at January 31,
   1996
  Authorized 5,136,415 Shares;
   3,640,299 Shares
  Issued and Outstanding at October 31,
   1996                                                    514                                    514               1,370
Paid-In Capital                                         38,638                                 38,638              46,880
Retained Earnings (Deficit)                                874              (354)                 520             (63,593)
                                                      --------             -----             --------            --------
  Stockholders' Equity                                  40,026              (354)              39,672             (15,343)
                                                      --------             -----             --------            --------
                                                      $159,070            $    -             $159,070            $230,554
                                                      ========            ======             ========            ========

HOUSE OF FABRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  OPERATIONS
(UNAUDITED) (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE AND SHARES)

--------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                 OCTOBER 31, 1996                             OCTOBER 31, 1995
                                                  SUCCESSOR CO.                                PREDECESSOR CO.
                                          As Originally                             As
                                             Filed        Adjustment             restated
Sales                                      $   69,953                           $   69,953         $92,307

Expenses:
  Cost of Sales                                40,200                               40,200          52,482
  Selling, General and Administrative          27,536                               27,536          39,973
  Interest                                      1,319                                1,319           3,263
                                           ----------       ----------          ----------    ------------

Total Expenses                                 69,055                               69,055          95,718

Income (Loss) Before Income Taxes
  and Reorganization Items                        898                                  898          (3,411)

Reorganization Items:
  Profeesional Fees                                 -                                                2,054
                                            ----------       ----------          ----------    ------------

Income (Loss) Before Income Taxes                 898                                  898          (5,465)

Income Taxes                                       24              354                 378              50
                                           ----------       ----------          ----------    ------------

Net Income (Loss)                          $      874       $     (354)         $      520    $     (5,515)
                                           ==========       ==========          ==========    ============

Income (Loss) Per Share (a)                     $0.17           ($0.07)              $0.10             N/A
                                           ==========       ==========          ==========    ============

Weighted Average Number of
  Shares Outstanding (a)                    5,136,415        5,136,415           5,136,415             N/A
                                           ==========       ==========          ==========    ============

(a) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to subsequent periods.

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  OPERATIONS
(UNAUDITED) (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE AND SHARES)

--------------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS                        SIX MONTHS            NINE MONTHS
                                                           ENDED                               ENDED                 ENDED
                                                      OCTOBER 31, 1996                      JULY 31, 1996       OCTOBER 31, 1995
                                                       SUCCESSOR CO.                        PREDECESSOR CO.      PREDECESSOR CO.

                                     As originally                             As
                                        Filed           Adjustment           Restated
Sales                               $   69,953                               $69,953         $ 111,355             $237,975

Expenses:
  Cost of Sales                         40,200                                40,200            62,000              130,413
  Selling, General and                  27,536                                27,536            53,952              113,663
   Administrative Interest               1,319                                 1,319             4,911               10,788
                                    ----------          ----------        ----------        ----------         ------------
Total Expenses                          69,055                                69,055           120,863              254,864

Income (Loss) Before Income
 Taxes and Reorganization Items            898                                   898            (9,508)             (16,889)

Reorganization Items:
  Fresh-Start Adjustments                    -                                                  26,370
  Reorganization Costs                       -                                                   1,440                7,499
                                    ----------          ----------        ----------        ----------         ------------
Income (Loss) Before Income
 Taxes and Extraordinary Item              898                                   898           (37,318)             (24,388)
Income Taxes                                24                 354               378                48                  150
                                    ----------          ----------        ----------        ----------         ------------
Net Income (Loss)
 Before Extraordinary Item                 874                (354)              520           (37,366)             (24,538)

Gain on Forgiveness of Debt                  -                                                (100,959)                   -
                                    ----------          ----------        ----------        ----------         ------------

Net Income (Loss)                   $      874          $     (354)       $      520        $   63,593          $   (24,538)
                                    ==========          ==========        ==========        ==========          ===========

Income (Loss) Per Share (a)              $0.17              ($0.07)            $0.10               N/A                  N/A
                                    ==========          ==========        ==========        ==========          ===========
Weighted Average Number of
  Shares Outstanding (a)             5,136,415           5,136,415         5,136,415               N/A                  N/A
                                    ==========          ==========        ==========        ==========          ===========


(a) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to subsequent periods.

See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                    SIX MO.        NINE MO.
                                                                           ENDED                          ENDED           ENDED
                                                                       OCTOBER 31, 1996               JULY 31, 1996    OCT. 31, 1995
                                                                        SUCCESSOR CO.                          PREDECESSOR CO.
                                                                        -------------                          ---------------
                                                       As Originally                      As
                                                          Filed          Adjustment    restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $    874          $(354)       $    520       $  63,593        $(24,538)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided by (Used In) Operating Activities:
  Fresh-Start adjustments                                                                                26,370
  Extraordinary Item - Gain of Forgiveness of Debt                                                     (100,959)
  Depreciation and Amortization                            1,131                          1,131           2,895           6,099
  (Gain) Loss  on Disposal of Fixed
   Assets                                                      -                              -          (3,191)            521
Changes in Assets and Liabilities
  Receivables                                             (1,342)                        (1,342)         15,246           5,081
  Merchandise Inventories                                (15,568)                       (15,568)         12,287         (26,047)
  Prepaid Expenses and Other Assets                        1,752                          1,752          (1,008)         23,744
  Accounts Payable and Accrued
   Liabilities                                             7,206                          7,206          (4,719)           (852)
  Restructuring Reserve                                        -                              -               -          (3,152)
  Operating Payables subject to compromise under
    reorganization proceedings                                 -                              -             843          (1,779)
  Long Term Liabilities                                      989            354           1,343          21,513
  Refundable Income Taxes                                    377                            377                           1,535
                                                        --------           ----        --------        --------        --------
   Total Adjustments                                      (5,455)           354          (5,101)        (30,723)          5,150
                                                        --------           ----        --------        --------        --------
  Net Cash (Used In) Provided by
   Operating Activities                                   (4,581)             -          (4,581)         32,870         (19,388)
                                                        --------           ----        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                      (1,264)                        (1,264)         (2,687)         (3,974)
Proceeds from Sale of Property                                -                               -           5,050             734
                                                        --------           ----        --------        --------        --------


 Net Cash  (Used In) Provided by
  Investing Activities                                    (1,264)              -         (1,264)          2,363          (3,240)


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments Under Line of Credit Agreements                    -                               -        (105,245)         (6,773)
Borrowings Under Line of Credit Agreements                    -                               -          59,300               -
Borrowings and Repayments Under Revolving Line, net       6,988                           6,988
Settlement of Administrative and Priority Claims, net    (3,968)                         (3,968)              -
Repayment of Long Term Debt                                   -                               -               -             (42)
                                                        --------           ----        --------        --------        --------


 Net Cash ( Used in) Financing  Activities                 3,020              -           3,020         (45,945)         (6,815)
                                                        --------           ----        --------        --------        --------


NET INCREASE (DECREASE) IN CASH                           (2,825)                        (2,825)        (10,712)        (29,443)
CASH AT BEGINNING OF PERIOD                                5,922                          5,922          16,634          47,381
CASH AT END OF PERIOD                                   $  3,097                          3,097       $   5,922        $ 17,938

         See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS,  INC. AND SUBSIDIARIES

(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS                    SIX MONTHS                  NINE MONTHS
                                                       ENDED                          ENDED                        ENDED
                                                  OCTOBER 31, 1996                 JULY 31, 1996              OCTOBER 31, 1995
                                                    SUCCESSOR CO.                 PREDECESSOR CO.              PREDECESSOR CO.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                         $  1,241                      $     4,933                  $ 10,731
Income Taxes Paid (Refunded)                          $ (1,432)                     $   (21,285)                 $ (1,515)


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES-

During the nine months ended October 31, 1996 loss on disposal of property charged to accrued reserves amounted to $5,222. During the nine months ended October 31, 1995, loss on disposal of property charged to the restructuring reserve amounted to $3,344 and $4,774 of prepetition receivables were offset against prepetition payables.



See accompanying notes to consolidated financial statements.

HOUSE OF FABRICS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

Under the Plan, the Company has or plans to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims as well additional shares, as necessary, to satisfy warrants, equity incentive plans and additional bank group stock issuance as required by the Plan. As of October 31, 1996, 3,640,299 shares have been issued. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. In accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy the requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. (see Note 8). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,777,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,777,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. (A copy of the Plan was filed under Form 8-K on July 23, 1996)

The Company is currently listed on the NASDAQ stock exchange in addition to the Pacific Stock exchange. The symbol for the New Common Stock is HFAB and the symbol for the warrants is HFABW. On May 24, 1996, the New York Stock Exchange ('the Exchange") suspended trading of the Company's common stock and subsequently delisted the issue.

On July 31, 1996, and effective August 1, 1996, the Company restructured its organizational structure by merging Fabricland, Inc., Sofro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants in November 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt and the remaining $(26,370,000) were Fresh-Start adjustments. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the three months ended October 31, 1996 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the three months ended October 31, 1996 is not comparable with prior periods and the net income for the year-to-date period ended October 31, 1996 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of October 31, 1996 is not comparable to prior periods for the reasons discussed above.

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


NOTE 3:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of January 31, 1996:

                                           JANUARY 31, 1996
                                           ----------------
Secured Liabilities:
  Notes payable to banks                       $102,823,000
  Long term debt                                    941,000

Unsecured Liabilities:
  Accounts payable, trade                        71,309,000
  Other payables and accrued expenses            15,400,000
  Other                                             145,000
                                               ------------

                                               $190,618,000
                                               ============

In accordance with the Plan, these liabilities subject to compromise were resolved on the Effective Date, including forgiveness of debt by the bank group of $9,578,000.

NOTE 4:  FINANCING

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants that are computed quarterly and are principally related to, net worth , fixed charge coverage ratio, operating leases and capital expenditures. As of October 31, 1996, the Company had direct borrowings of $54,887,000 and letters of credit of $771,000 outstanding with additional credit available of approximately $8,800,000.

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

On January 29, 1996, the D.I.P. Financing agreement was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17,3000,000 line of credit with a provision for up to $10,000,000 in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996 and subsequently through July 31, 1996.

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

During August 1996, the Company's Board of Directors approved a stock option plan providing 667,875 shares for directors, officers, and other key employees. The options have a term of ten years and vest 25% after 18 months, an additional 50% after 24 months and the final 25% after 36 months. The price of the options at grant date was $4. Stock option grants of 617,736 have been issued as of October 31, 1996.


NOTE 7:  INCOME TAXES

In March, June, and September 1996, the Company received approximately $9,300,000, $11,865,000, and $1,315,000 respectively, pursuant to claims for refund filed on Internal Revenue Service Form 1139. Income tax refunds received on Form 1139 are subject to later review and audit by the Internal Revenue Service. Although the Company believes it will ultimately prevail on any Internal Revenue Service audit of claims filed on Form 1139, it has reserved against amounts received and will record the respective tax benefits upon successful completion of such audits.

As a result of the Company's emergence from Chapter 11 and the adoption of Fresh-Start reporting, the Company is required by generally accepted accounting principles to provide for income taxes on earnings for the quarter ended October 31, 1996 (Successor company), notwithstanding the possible availability of pre-exit net operating losses (Predecessor company). Accordingly, the Company is restating the quarter ended October 31, 1996, from the previously reported aftertax earnings of $874,000 to $520,000, or from $.17 per share to $.10 per share, to reflect an additional provision for income taxes of $354,000.


NOTE 8: SUBSEQUENT EVENTS

On November 19, 1996 the Company sold the Mauldin facility for $8,350,000. The proceeds were used to reduce borrowings under the Financing Agreement with CITBC.

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

CHAPTER 11 REORGANIZATION
-------------------------

On November 2, 1994, the Company and subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court.

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

Under the Plan, the Company has or plans to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims as well as additional shares, as necessary, to satisfy the warrants, equity incentive plans and additional bank group stock issuance as required by the Plan. As of October 31, 1996, 3,640,299 shares have been issued. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. In accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy the requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000(see Note 8 to consolidated financial statements). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,777,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,777,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. (A copy of the Plan was filed under Form 8-K on July 23, 1996)

On July 31, 1996, and effective August 1, 1996, the Company restructured its organizational structure by merging Fabricland, Inc., Sofro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

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

Gross profit as a percentage of sales decreased to 42.5% for the quarter ended October 31, 1996 from 43.1% for the quarter ended October 31, 1995. The decease is primarily due to aggressive markdowns in seasonal products and an increase in promotional pricing.

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

Interest expense for the quarter ended October 31, 1996 decreased by $1,944,000 from $3,263,000 for the quarter ended October 31, 1995, to $1,319,000 for the quarter ended October 31, 1996, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate from 11.5% in the quarter ended October 31, 1995 to 9.25% in the quarter ended October 31, 1996.

There were no reorganization costs for the quarter ended October 31, 1996, compared to $2,054,000 for the quarter ended October 31, 1995.

The Company recorded a tax expense of $378,000 for the three months ended October 31, 1996, for federal and state income taxes compared to a $50,000 expense for the quarter ended October 31, 1995.


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

Interest expense for the combined nine months ended October 31, 1996 decreased $4,558,000 from $10,788,000, to $6,230,000 for the nine months ended October 31,
1995, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate to 10.0% in the nine months ended October 31, 1996 from 11.5% in the nine months ended October 31, 1995.

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

The Company recorded a tax expense of $426,000 for the combined nine months ended October 31, 1996, for federal and state income taxes compared to a $150,000 expense for the nine months ended October 31, 1995.

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

Net cash used by operating activities was approximately $5,101,000 for the three months ended October 31, 1996. The decrease was primarily attributable to a seasonal increase in merchandise inventories, offset by increases in accounts payable and accrued liabilities, resulting from improving vendor credit terms.

Net cash provided by financing activities was approximately $3,020,000 for the three months ended October 31, 1996. The increase is primarily attributable to borrowings under the Company's Revolving Line, offset by settlements of administrative and priority bankruptcy claims.

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants that are computed quarterly and are principally related to net worth , fixed charge coverage ratio, operating leases and capital expenditures. As of October 31, 1996, the Company had direct borrowings of $54,887,000 and letters of credit of $771,000 outstanding with additional credit available of approximately $8,800,000. In addition, on November 19, 1996 proceeds for the sale of the previously closed

Mauldin, S.C. distribution facility were used to pay down amounts borrowed under the Financing Agreement (see Note 8).

As of October 31, 1996, the Company was in compliance with all terms of the amended Financing Agreement.

The Company believes that its ongoing operating cash flow and the CITBC Financing agreement should enable the Company to meet liquidity requirements for the reasonably foreseeable future..

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

Part II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              27.  Financial Data Schedule

         (b) No reports on Form 8-K was filed during the quarter ended October 31, 1996.

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



                                         House of Fabrics, Inc.
                                         ----------------------
                                         Registrant



Date:  April 14, 1997                    John E. Labbett
                                         Executive Vice President-Chief
                                         Financial Officer