Form 10-K
period 1997-01-31
HOUSE OF FABRICS INC/DE/
filed 1997-05-01
CIK 315125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1997
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________ to __________.

                         Commission file number  1-7927
                                                 ------

                             HOUSE OF FABRICS, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                 95-3426136
 -------------------------------                                --------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             identification no.)


13400 Riverside Drive, Sherman Oaks, California                    91423-2598
-----------------------------------------------                    ----------
   (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code       (818) 995-7000
                                                         --------------

Securities registered pursuant to                           Name of each
Section 12(b) of the Act:                                 exchange on which
     Title of each class                                     registered

New Common stock, $.01 par value                          NASDAQ Stock Market
       Series A Warrants

Securities registered pursuant to Section 12(g) of the Act      NONE
                                                                ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, (Estimated solely for purpose of this cover page. Only market value of shares held by officers, directors and 5% stockholders have been excluded.)

                        $18,077,378 AS OF APRIL 21, 1997

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
                                                       Yes   X     No
                                                            ---        ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

 NEW COMMON STOCK, $.01 PAR VALUE; OUTSTANDING 5,215,718 SHARES AS OF APRIL 21, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference to the Company's Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

                             HOUSE OF FABRICS, INC.

                                     Index

                                                                                    PAGE NUMBER
                                                                                      INCLUDED
                                                                                       HEREIN
              PART I
Item 1.       Business                                                                    1
Item 2.       Properties                                                                  6
Item 3.       Legal Proceedings                                                           7
Item 4.       Submission of Matters to a Vote of Security Holders                         7

              PART II

Item 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters                                                         7
Item 6.       Selected Financial Data                                                     8
Item 7.       Management's Discussion and Analysis of Operations and
              Financial Condition                                                         9
Item 8.       Financial Statements and Supplementary Data                                20
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                   20

              PART III

Item 10.      Directors and Executive Officers of the Registrant                         21
Item 11.      Executive Compensation                                                     22
Item 12.      Security Ownership of Certain Beneficial Owners and Management             22
Item 13.      Certain Relationships and Related Transactions                             22

              PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K            23

              Signatures                                                                 47

                                     PART I

ITEM 1.  BUSINESS

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 261 Company-owned stores in 27 states selling medium priced fabrics, crafts, notions, and sewing machines. The Company was incorporated in 1946 and has been in the retail fabric and notions business since that date.

In the fiscal year ended January 31, 1997 ("fiscal 1997"), the Company's sales consisted of fabrics, sold by the yard and used principally for clothing, home decorating and crafts (46.3%), sewing notions and accessories (28.0%), crafts (20.7%) and sewing machines and related accessories (5.0%). Needlecrafts and sewing machines are sold in substantially all of the Company's stores.

All of the Company's stores located west of the Rocky Mountains are operated under the names "House of Fabrics", "Fabricland" or "Fabric King". Its stores in other states are operated under the name "So-Fro Fabrics" or "House of Fabrics". The Company operates substantially all of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations, and does not engage in any franchising activity. The Company's stores range in size, generally between 10,000 and 29,000 square feet.

The Company has historically purchased finished goods directly from mills and manufacturers and formerly had a facility in South Carolina for processing and warehousing merchandise for distribution to its stores. The Company sold its South Carolina facility in November 1996. Processing and warehousing is currently contracted out to third parties with facilities on the West Coast of the United States and in the Northeastern part of the United States.

On April 1, 1997, Donald L. Richey joined the Company as its President, Chief Executive Officer and a member of the Board of Directors. Prior to joining the Company, he served as Executive Vice President and Chief Operating Officer of Fabri-Centers of America, Inc., an Ohio based specialty retailer in the fabric business. He was previously the President of Cloth World, Inc., a 340 store chain of retail fabric stores headquartered in Missouri. He was Executive Vice President and Chief Operating Officer of Hancock Fabrics, Inc., in Mississippi. He has more than 25 years in the retail fabric business.

Don Richey and the Company's other senior executive officers are in the process of refining the Company's long term business plan and are developing strategies designed to improve store sales productivity and identify opportunities to increase the profitability of the Company's business.

The Company has committed a high level of effort, of necessity, to the financial reorganization over the past 18 months and significant progress has been made. The Company has a strategic goal of providing efficient information processing as a foundation for the future business. The Company has converted to an IBM AS400 based environment that supports modern software packages and is implementing a sophisticated new merchandise management system which will enable the planning of merchandise flow to follow seasonal and customer demand patterns more precisely. The Company has installed PC equipment in all stores, which supports daily polling of sales and other information. Stores are using hand-held scan guns to reorder merchandise. The orders are uploaded from the PC to the corporate office and forwarded to vendors. This has provided significant time savings in the stores.

The Company is investing heavily in information technology. By the end of September 1997, all stores in the chain, except 8 Fabric King stores, are expected to have point of sale scanning equipment. This investment in equipment and technology should provide the framework for improvements in inventory turns and reductions of investment in inventory levels. The Company believes that this information should assist in providing the basis for a better merchandise assortment and more effective promotional activities.

The Company believes that these strategies will help to build on the existing strengths of the Company which include a broad merchandise selection, convenient store locations, strong customer loyalty, and efficient operations.

The Company's ability to sustain profitability in the future is dependent upon several factors, including but not limited to, the following:

The Company's future success is largely dependent upon management's ability to gauge the merchandise tastes of its customer and to provide merchandise that satisfies customer demand in a timely manner and at sales prices yielding adequate gross margins to yield operating profits. Unanticipated changes and misjudgments in customer trends could lead to excess inventories and higher markdowns, which could have a material adverse effect on the Company's operating results and financial condition.

The industry in which the Company operates is highly competitive and subject to substantial cyclical variations. Negative variations can be caused by the Company's competitors, changing levels of consumer spending and preferences and/or declines in overall economic conditions on a regional or national level. The occurrence of a significant negative variation caused by any of the aforementioned factors could have a material adverse effect on the Company's operating results and financial condition.

The Company is dependent upon its financing agreement to provide working capital to support the Company's current operations. As discussed more fully in Note 5, the Company's financing agreement requires the Company to maintain certain financial ratios, minimum net worth, and to meet other financial requirements on a quarterly or annual basis. Based upon the Company's current operating plan for the year ending January 31, 1998, management projects the Company will remain in compliance with the financing agreement, as amended, through January 31, 1998. If the Company's financial results are not close to it's operating plan, the Company's ability to meet the requirements set forth in the financing agreement may be impaired. The inability of the Company to meet the requirements set forth in the financing agreement would have a material adverse effect on the Company's business, operating results, and financial condition.

The company's executive offices are located at 13400 Riverside Drive, Sherman Oaks, California 91423-2598, and its telephone number is (818) 995-7000.

REORGANIZATION

On November 2, 1994 (the "Petition Date"), the Company and four (4) of its former subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On July 10, 1996, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Company and its subsidiaries. On July 31, 1996, all conditions required for the effectiveness of the Plan were achieved, and the Plan became effective ("Effective Date").

Under the Plan, the Company has authority to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable for resolution of claims. Further authorized are an additional approximately 1,864,000 shares to satisfy warrants and equity incentive plans. As of January 31, 1997, 4,201,034 shares have been issued including 5,785 shares issued upon the exercise of Series A Warrants. As of April 21, 1997, 5,215,718 shares have been issued, including 75,890 shares issued upon the exercise of Series A warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. Additionally, in accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. (see Note 9 to Financial Statements). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive remaining balances in 12 equal monthly installments which commenced on September 1, 1996. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc. common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. As of January 31, 1997, there were 251,036 Series A Warrants outstanding, which expired April 29, 1997, if not exercised.

The Company is currently listed on the NASDAQ stock market. The symbol for the New Common Stock is HFAB and the symbol for the warrants is HFABW.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt reduced by $26,370,000 of Fresh-Start adjustments. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company"). The results of operations and cash flows for the six months ended January 31, 1997 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the six months ended January 31, 1997 is not comparable with prior periods and the net income for the year-to-date period ended January 31, 1997 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of January 31, 1997 is not comparable to prior periods for the reasons discussed above.

The reorganization value of the Company's common equity of $39,446,000 was determined after consideration of several factors and by reliance on independent financial specialists using various valuation methods, including discounted projected cash flows, price/earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company. The reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets reflects the difference in the Company's stock valuation and the Company's net assets.

RETAIL STORES, STORE CLOSURES AND STORE OPERATIONS

RETAIL STORES

The Company locates its stores primarily in cities with populations in excess of 25,000. The Company's stores range in size, generally between 10,000 and 29,000 square feet, and are located principally in neighborhood shopping centers or stand-alone locations. At January 31, 1997, the Company operated 261 stores in 27 states.

STORE CLOSURES

In order to receive extended Debtors-in-Possession financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan. In January 1996, the Company recorded a charge of $28,725,000 for the closure of the 86 stores. The liquidation of the 86 stores was completed in April 1996.

The Company also closed 8 other stores during the year ended January 31, 1997 that did not meet certain profitability requirements.

STORE OPERATIONS

Information with respect to the number of stores operated by the Company for each of the last three years is set forth below.

              YEAR ENDED JANUARY 31,                 OPENED   CLOSED   TOTAL
                      1997                                       8      261
                      1996                                     164      269
                      1995                             1       213      433

The terms of the Company's leases range from month-to-month to 20 years. Most new leases are for a term of 10 to 15 years. Of the current leases, 8 are on month-to-month leases.

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

FABRIC

All stores carry apparel, decorative, craft and basic fabrics. The Company will continue to focus on its core fabric business with an emphasis on decorator and craft fabrics. The Company sold its South Carolina processing and warehousing facility in November 1996. With the sale of the South Carolina facility, the Company expects that 70% of all basic and apparel fabrics will now be reordered directly from key resources. The Company now outsources to a small facility on the West Coast of the United States for processing promotional fabrics, imports and certain decorating products. Most of the merchandise from this western facility is processed for direct distribution to stores, with a limited inventory of decorating product. The Company also uses a distribution facility in the Northeastern part of the United States.

NOTIONS

The Company's stores carry a full complement of sewing notions and patterns that are necessary to complete any type of sewing project. The Company expects that substantially all notions will be shipped directly from major notions resources and distributors.

CRAFTS

The craft department focuses on floral, seasonal and basic crafts. These product lines target the decorating market, and combined with decorating fabrics, the Company offers a strong merchandise selection to attract the home decorating customer. The Company currently has 18 expanded craft stores. These stores have been test sites for new concepts and test merchandise. The Company expects that substantially all craft merchandise will be shipped direct from major craft resources and distributors. Import crafts will be routed through the Company's third party distribution facility in Los Angeles.

SEWING MACHINES

The Company's sewing machine department offers two major sewing machine brands, small appliances and machine service. The Company believes that the sewing machine department generates higher sales in relation to the selling space used than its other departments.

PROCESSING AND SUPPLIERS

The Company has historically purchased fabrics directly from mills, principally in the United States, and processed such fabrics at its facility in Mauldin, South Carolina (see "Properties"). The Mauldin, S.C. facility was sold in November 1996. The Company now subcontracts the processing and distribution of product through two distribution facilities and one processing facility. Facilities are located on the West Coast of the United States and in the North East portion of the United States. Substantially all notions sold by the Company are purchased directly from manufacturers and shipped directly to stores.

The Company has no long-term contracts for the purchase of merchandise and does not purchases 10% or more of its merchandise from any one supplier.

The Company believes that eliminating the Mauldin facility will have a positive effect on inventory turnover. By shipping product directly from vendors to stores, inventory duplication can be eliminated and lead times can be reduced. Also, the Company believes that planned management information system enhancements will help to increase inventory turnover and reduce lead times.

COMPETITION

The retail fabric, notion, sewing machine and craft businesses are highly competitive. In selling fabrics, notions, crafts, and sewing machines, the Company competes with other national, regional, and the local retail fabric, craft and department stores. Competition in the fabric, notions, and craft businesses is based primarily on location, product selection, quality, price and personal service. Several of the Company's competitors have significantly greater capital resources than the Company.

EMPLOYEES

As of January 31, 1997, the Company had approximately 5,000 employees, of whom approximately 4,800 were engaged in retail sales. Approximately 3,900 of these sales employees worked on a part-time basis. The number of Company employees increases during peak seasons. The Company has never experienced a work stoppage and no employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's executive offices are located in a building in Sherman Oaks, California formerly owned by the Company. The building was sold in July 1996 with the net proceeds of approximately $5.0 million used to pay secured bank debt. The Company now leases approximately 29,000 square feet in the building.

House of Fabrics of South Carolina, Inc., now consolidated with the Company and previously a wholly-owned subsidiary of the Company, formerly owned and leased parcels of land totaling approximately 28 acres from the County of Greenville, in Mauldin, South Carolina. The property was sold in November 1996 with the Company receiving net proceeds (after pay off of property indebtedness) of approximately $7.7 million. These net proceeds were then used to pay down amounts owed on the Company's revolving line of credit.

The Company's leases for retail stores are described in leased facilities under "Business - Retail Stores, Store Closures and Store Operations."

ITEM 3.  LEGAL PROCEEDINGS

On November 2, 1994, the Company filed for protection under Chapter 11 of the Bankruptcy Code. The Company emerged from bankruptcy on July 31, 1996 pursuant to an approved reorganization plan.

There are no other pending legal proceedings, except for ordinary routine litigation incidental to the business, which management believes is not material to its business or financial condition, to which the Company is a party or to which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

The Company's new common stock is currently traded through the NASDAQ stock market under the symbol "HFAB". The Series A Warrants are traded under the symbol "HFABW". At April 21, 1997, there were approximately 4,350 registered stockholders. The new common stock began trading on August 1, 1996 concurrent with the emergence of the Company from Chapter 11. Accordingly, prices for the old common shares are not shown because they are not comparable.

The following table sets forth the high and low per share closing sales prices of the Company's new common stock since August 1, 1996:

                                                  YEAR ENDED             YEAR ENDED
                                               JANUARY 31, 1997       JANUARY 31, 1996
                                               ----------------       ----------------
                                               HIGH         LOW       HIGH         LOW
     First quarter                               N/A         N/A       N/A          N/A
     Second quarter                              N/A         N/A       N/A          N/A
     Third quarter                             $5.25       $3.25       N/A          N/A
     Fourth quarter                            $6.00       $2.38       N/A          N/A

The Company did not pay any dividends during 1996 or 1997 and is precluded from paying any future dividends by the CITBC Financing Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in Thousands)

                                Six Months         Six Months                          Fiscal Year Ended
    Period Ended:                 1/31/97            7/31/96        1/31/96      1/31/95        1/31/94       1/31/93
                                Successor Co.                                 Predecessor Co.
                                                   ------------------------------------------------------------------------
SUMMARY OF
  OPERATIONS:
Sales                             $143,324          $111,355        $333,501     $416,276      $546,664      $557,521
Gross profit                      $ 59,724          $ 49,355        $140,738     $159,893      $222,907      $256,823
Interest expense, net             $  2,412          $  4,911        $ 14,062     $ 13,983      $  8,176      $  5,296
Income taxes
  (benefit)                       $    682          $     48        $   (165)    $ (2,325)     $(15,218)     $  3,750

Income (Loss) before
 Extraordinary Item               $    925          $(37,366)       $(70,367)    $(95,385)     $(29,542)     $  5,203

Gain on Debt
  Forgiveness                     $      -          $100,959        $      -     $      -      $      -      $      -

Net income
  (loss)                          $    925          $ 63,593        $(70,367)    $(95,385)     $(29,542)     $  5,203

Net income
   per share (1)                  $   0.18               N/A             N/A          N/A           N/A           N/A
# of Stores                            261               269             269          433           645           695


        As of:                    1/31/97           7/31/96         1/31/96      1/31/95       1/31/94       1/31/93
                               Successor Co.                                      Predecessor Co.
                                                   ---------------------------------------------------------------------------
YEAR END
  POSITION:
Assets                           $137,830            $ 143,297        $  230,554       $ 327,597      $ 393,055      $383,132
Long-term debt                   $    931            $   1,318        $       80       $     309      $   2,862      $ 17,216
Total Liabilities                $ 97,443            $ 103,850        $  245,897       $ 272,573      $ 242,646      $203,540
Stockholders'
  Equity (Deficit)               $ 40,387            $  39,446        $  (15,343)      $  55,024      $ 150,409      $179,592
Tangible
  Stockholders
  Equity (Deficit)               $ 37,198            $  36,091        $  (53,410)      $  15,884      $ 110,197      $138,308
Stockholders'
  Equity (Deficit)
  Per Share (1)                  $   0.18                  N/A               N/A             N/A            N/A           N/A
Tangible
  Stockholders'
  Equity (Deficit)
  Per Share (1)                  $   7.18                  N/A               N/A             N/A            N/A           N/A

(1) Per Share amounts are not shown for the Predecessor Company due to non-comparability.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 261 stores in 27 states as of January 31, 1997. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises, principally in neighborhood shopping centers or stand-alone locations.

CHAPTER 11 REORGANIZATION

On November 2, 1994 (the "Petition Date"), the Company and four (4) of its former subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On July 10, 1996, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Company and its subsidiaries. On July 31, 1996, all conditions required for the effectiveness of the Plan were achieved, and the Plan became effective ("Effective Date").

Under the Plan, the Company has authority to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable for resolution of claims. Further authorized are an additional approximately 1,864,000 shares to satisfy warrants and equity incentive plans. As of January 31, 1997, 4,201,034 shares have been issued including 5,785 shares issued upon the exercise of Series A Warrants. As of April 21, 1997, 5,215,718 shares have been issued, including 75,890 shares issued upon the exercise of Series A warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. Additionally, in accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. (see Note 9 to Financial Statements). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive remaining balances in 12 equal monthly installments which commenced on September 1, 1996. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc. common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. As of January 31, 1997, there were 251,036 Series A Warrants outstanding, which expired April 29, 1997, if not exercised.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

RESULTS OF OPERATIONS

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt reduced by $26,370,000 of Fresh-Start adjustments. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the six months ended January 31, 1997 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net income for the six months ended January 31, 1997 is not comparable with prior periods and the net income for the year-to-date period ended January 31, 1997 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of January 31, 1997 is not comparable to prior periods for the reasons discussed above.

The reorganization value of the Company's common equity of $39,446,000 was determined after consideration of several factors and by reliance on independent financial specialists using various valuation methods, including discounted projected cash flows, price/earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company. The reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets reflects the difference in the Company's stock valuation and the Company's net assets.

The following table sets forth, as a percentage of sales, selected items appearing in the statements of operations for the six month periods ended July 31, 1996 and January 31, 1997 and the years ended January 31, 1996, and 1995:

                                            Six Months Ended                           Years Ended
                                     ----------------------------------
                                      January 31,        July 31,          January 31,         January 31,
                                        1997              1996                 1996                 1995
                                     Successor Co.                         Predecessor Co.
                                                     -------------------------------------------------------
Sales                                   100.0%            100.0 %              100.0 %               100.0 %

Expenses:
Cost of sales                            58.3              55.7                 57.8                  61.6
Store and operating                      33.6              40.5                 39.7                  40.4
General and administrative                5.7               8.0                  5.9                   6.9
Interest, net                             1.7               4.4                  4.2                   3.4
Restructuring charge                                                                                  10.4
Reorganization items                     (0.4)             25.0                 13.5                   0.8
                                          ---              ----                 ----                  ----
Income (Loss) before income taxes
  and Extraordinary Item                  1.1             (33.6)               (21.1)                (23.5)

Extraordinary Item                                         90.7

Income tax expense (benefit)              0.5               0.0                  0.0                  (0.6)
                                          ---              ----                -----                 ------
Net Income (Loss)                         0.6%             57.1%               (21.1)%               (22.9)%
                                          ===              =====               ======                ======

In fiscal 1995, the Company implemented a restructuring plan that involved the closing of a significant number of stores and significant revisions to the Company's marketing and merchandising strategies. In fiscal 1997 and 1996, the Company closed stores pursuant to its Debtors-in-Possession financing agreement and to facilitate its ability to negotiate exit financing prior to emerging from Chapter 11.

STORE CLOSURES

In order to receive extended Debtors-in-Possession financing and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan.

In January 1996, with approval of the Bankruptcy Court, the Company entered into an Agency agreement with an unrelated partnership (the Partnership) formed to liquidate the 86 stores. The partnership assumed control of the 86 stores and assumed substantially all of the expenses of operating the stores through liquidation. Accordingly, the Company recorded a charge of $28,725,000 for the closure of the 86 stores for the fiscal year ended January 31, 1996. The liquidation of the 86 stores was completed in April 1996.

The Company closed 8 other underperforming stores during the year ended January 31, 1997.

SALES

Although the adoption of Fresh-Start reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the fiscal year ended January 31, 1997.

SIX MONTH PERIOD ENDED JANUARY 31, 1997

Sales for the period decreased 23.7% to $143,324,000, from $187,833,000 in the prior comparable period. The decrease in sales of $44,509,000 consisted of a reduction in sales of $38,378,000 due to the reduction in the number of stores that were open in the period compared to the prior same period and a store for store decrease of 4.2%. The decrease in store-for-store sales was primarily caused by lower advertising and fewer highly promotional events as the Company moves toward a more stable pricing model, and a lack of vendor credit immediately after emergence from bankruptcy.

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

Sales for the year ended January 31, 1997 decreased 23.6% to $254,679,000 from $333,501,000 in the prior fiscal year. The decrease in sales of $78,822,000 consisted of $72,199,000 in sales decrease due to closed stores and a 2.6% decrease in store for store sales as a result of merchandise shortages in the first half of the year caused by the lack of vendor credit due to concern over the Company's ability to exit bankruptcy.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995

Sales for the year ended January 31, 1996 decreased 19.9% to $333,501,000, from $416,276,000 in the prior fiscal year. The decrease in sales of $82,775,000 consisted of lower sales due to the reduction in the number of stores that were open in fiscal 1996 compared to fiscal 1995 and a 3.2% decrease in store for store sales. Sales in fiscal 1996 and 1995 for stores closed under the 1994 Plan were charged to the restructuring reserve and totaled $12,712,000 and $59,375,000, respectively. The decrease in store-for-store sales resulted primarily because the Company was still in the process of restocking stores in the fiscal 1996 spring and summer selling seasons. The stores were understocked because of liquidity issues that had forced the Company into Chapter 11. The decrease in store-for-store sales also resulted in part from competitive pressure in the fabric retailing industry.

COST OF SALES

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

Gross profit as a percentage of sales increased to 41.7% for the period ended January 31, 1997 from 38.9% in the prior comparable period. Gross profit as a percentage of sales increased because of the closing of 86 underperforming stores and more effective seasonal buying, which resulted in better sell through and fewer markdowns.

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

Gross profit as a percentage of sales increased to 42.8% for the year ended January 31, 1997 from 42.2% in the prior fiscal year. Gross profit as a percentage of sales increased due to stronger second half performance driven by the closing of underperforming stores and more effective buying strategies.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995

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

STORE AND OPERATING EXPENSES

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

Store and operating expenses for the period ended January 31, 1997 decreased $21,004,000 to $48,146,000 from $69,150,000 for the prior comparable period. As a percent of sales, these expenses decreased to 33.6% for the period ended January 31, 1997 from 36.8% for the prior period. Expenses decreased due to stronger control of payroll , negotiated reductions in occupancy costs, and a less costly advertising program.

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

Store and operating expenses for the year ended January 31, 1997 decreased $39,262,000 to $93,207,000 from $132,469,000 for the prior fiscal year. As a percent of sales, these expenses decreased to 36.6% for the year ended January 31, 1997 from 39.7% for the prior fiscal year primarily due to stronger control of payroll, negotiated reductions in occupancy costs in the second half, and a less costly advertising program.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995

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

GENERAL AND ADMINISTRATIVE

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

General and administrative expenses for the period ended January 31, 1997 decreased $1,291,000 to $8,162,000 from $9,453,000 for the comparable period. General and administrative expenses as a percent of sales increased to 5.7% for the period ended January 31, 1997 from 5.0% for the prior period. The dollar decrease in expenses is due to expense reduction programs. The increase as a percent of sales is due to reduced sales levels in the current year.

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

General and administrative expenses for the year ended January 31, 1997 decreased $2,771,000 to $17,053,000 from $19,824,000 for the prior fiscal year. General and administrative expenses as a percent of sales increased to 6.7% for the year ended January 31, 1997 from 5.9% for the prior fiscal year. The dollar decrease in expenses is due to expense reduction programs. The increase as a percent of sales is due to reduced sales levels in the current year.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995.

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

INTEREST

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

Interest expense for the period ended January 31, 1997 decreased $4,076,000 to $2,461,000 compared to $6,537,000 for the prior comparable period. The Company's average effective borrowing rates and average loan balance decreased with the change to the CITBC Financing Agreement concurrent with the emergence from bankruptcy on July 31, 1996. (See Liquidity and Capital Resources below).

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

Interest expense for the year ended January 31, 1997 decreased $6,690,000 to $7,372,000 compared to $14,062,000 for the prior fiscal year. The Company's average effective borrowing rates decreased with the change to the CITBC Financing Agreement concurrent with the emergence from bankruptcy on July 31, 1996. (See Liquidity and Capital Resources below). The average loan balance was also reduced by paydowns on the Bank of America loan balance.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995

Interest expense for the year ended January 31, 1996 increased $79,000 to $14,062,000 from $13,983,000 for the prior fiscal year. The Company's average effective borrowing rates increased as a result of market rate increases, but was offset by a reduction in the Company's average loan balance.

REORGANIZATION COSTS

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

There were no reorganization costs for the period as the Company had emerged from Chapter 11 bankruptcy protection effective August 1, 1996. While still in the bankruptcy process in the prior comparable period, there were reorganization costs of $39,470,000 consisting mainly of store closure costs and professional fees.

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

Costs associated with the Company's Chapter 11 filing amounted to $1,440,000 for the year ended January 31, 1997, which was composed primarily of professional fees offset by the gain on the sale of the Sherman Oaks Corporate office building. All of these costs were incurred in the first six months of the year prior to the emergence from bankruptcy.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995.

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

INCOME TAXES

SIX MONTHS PERIOD ENDED JANUARY 31, 1997

A provision for income taxes of $682,000 was made for the period ended January 31, 1997 as the Company returned to profitability following the emergence from Chapter 11 proceedings effective August 1, 1996.

As a result of the Company's emergence from Chapter 11 and the adoption of Fresh-Start Reporting, the Company is required by generally accepted accounting principles to provide for income taxes on earnings for the period ended January 31, 1997 (Successor Company), notwithstanding the possible availability of pre-exit net operating losses (Predecessor Company).

FISCAL YEAR ENDED JANUARY 31, 1997 AND 1996.

An income tax provision of $730,000 was provided for in the year ended January 31, 1997 compared to a benefit of $165,000 for the prior year. The tax provision was for minimum state taxes during the first six months and for federal and state taxes on net income reported for the last six months after emergence from bankruptcy.

FISCAL YEAR ENDED JANUARY 31, 1996 AND 1995

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

LIQUIDITY AND CAPITAL RESOURCES

Upon emergence from Chapter 11 bankruptcy proceedings the DIP Financing Agreement with Bank of America was paid off (see following). In addition, new common stock was issued, pre-petition bank group debt was settled and settlement of all other pre-petition claims was commenced. (See Item 1. Business).

To replace the DIP Financing agreement and provide for longer term financing as of July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at the prime rate (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 of Point of Sale and M.I.S. equipment, which may be separately secured by that equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which are computed quarterly (fixed charge coverage) and others which are computed annually (net worth, operating leases and capital expenditures). As of January 31, 1997, the Company had direct borrowings of $42,621,000 and letters of credit of $912,000 outstanding with additional credit available of approximately $14,302,000. In addition, on November 19, 1996 proceeds for the sale of the previously closed Mauldin, S.C. distribution facility were used to pay down amounts borrowed under the Financing Agreement (see Note 5 to Financial Statements).

As of January 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing (The "D.I.P. Financing Agreement") in the form of a $20,000,000 line of credit, including a provision for up to $10,000,000 in letters of credit, that expired on January 31, 1996. This agreement was collateralized by a first priority lien on generally all assets of the Company, as defined. There were no borrowings against this line as of January 31, 1996. On January 29, 1996, the D.I.P. Financing Agreement was amended and restated, requiring the closure of 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan, the credit line was reduced to $17,300,000 and the term extended through April 30, 1996. This agreement was subsequently extended through June 28, 1996 and then through July 31, 1996, when it was replaced with a new Financing Agreement with CITBC.

During July 1996, the Sherman Oaks corporate headquarters was sold to a third party for approximately $5,050,000 and the proceeds were paid to the bank group as partial satisfaction of the pre-petition bank group debt. The Company continues to lease space in the building for its corporate headquarters.

No new stores were opened in fiscal 1997 or 1996. Capital expenditures, for the year ended January 31, 1997 and 1996 related primarily to upgrading of the computer systems, and for the year ended January 1995 related primarily to new store openings, were $4,592,000, $5,093,000, and $1,523,000 respectively.

Currently, the Company anticipates that total capital expenditures for fiscal 1998 will approximate $8,000,000 primarily for Point of Sale equipment and necessary store and related property expenditures.

The Company finances its operations from internally generated cash flow and short-term borrowings. The Company's primary capital requirements have been the financing of inventory and MIS systems.

During the year ended January 31, 1997, the Company received $22,502,000 pursuant to carrybacks of certain net operating losses on claims for refund filed with the Internal Revenue Service on Forms 1139. The Company's claims for refund are currently being examined by the Internal Revenue Service. Although the Company believes that the positions taken on the claims for refund are supportable, it is uncertain at this time as to their ultimate resolution. Therefore, the Company has recorded reserves on its balance sheet as of January 31, 1997 equal to the refunds received. To the extent that the Internal Revenue Service disallows the claims for refund in whole or part and ultimately prevails with respect to the disallowance, the Company will be required to repay the Internal Revenue Service the refund attributable to the disallowance. As set forth in the Plan of Reorganization, a deficiency notice issued by the Internal Revenue Service requesting repayment of refund is allowed to be treated as a Priority Tax Claim, as defined in the Plan. Subject to exhaustion of the Company's right to contest, the claim would become payable in quarterly installments of principal and interest over six years. A future demand by the Internal Revenue Service for repayment would adversely impact the Company's liquidity.

Adjusting for Fresh-Start Reporting (see Note 1 to Financial Statements), the Company's working capital was approximately $38,789,000 as of January 31, 1997, and its current ratio was approximately 1.5 to 1.

Net cash used by operating activities was approximately $4,248,000 for the six months ended January 31, 1997. The decrease was primarily attributable to a seasonal increase in merchandise inventories. Net cash used by financing activities was approximately $7,194,000 for the six months ended January 31, 1997. The reduction is primarily attributable to the application of approximately $7,728,000 of proceeds from the sale of the Mauldin distribution facility in November 1996 against the CITBC loan.

During January 1997, holders of the Series A Warrants became eligible to exercise their warrants at $3.02 per share. Exercise of the warrants entitles the purchaser to 1 share of new common stock and a Series B Warrant, exerciseable in the future for additional shares as specified in the Plan. Warrants not exercised by April 29, 1997 will expire with no further rights due. As of April 21, 1997, 75,890 warrants had been exercised.

The Company believes that cash flow from ongoing operations and the CITBC Financing Agreement should enable the Company to meet liquidity requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended January 31, 1997, the amount reported as net income per common and common equivalent shares is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first interim period of fiscal 1997 and such adoption did not impact its financial position or results of operations.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

FORWARD LOOKING STATEMENTS

The preceding "Business" and Management Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth in this document may include or relate to: (i) by the end of September 1997, all stores in the chain, except 8 Fabric King stores, are expected to have point of sale scanning equipment; (ii) the investment in equipment and technology should provide the framework for improvements in inventory turns and reductions of investment in inventory levels; (iii) the Company believes that this information should assist in providing a better merchandise assortment and more effective promotional activities; (iv) currently, the Company anticipates that total capital expenditures for fiscal 1998 will approximate $8,000,000 primarily for Point of Sale equipment and necessary store expenditures; (v) the Company believes that cash flow from ongoing operations and the CITBC Financing Agreement should enable the Company to meet liquidity requirements for the foreseeable future; (vi) the Company believes eliminating the Mauldin facility will have a positive effect on inventory turnover; (vii) the Company believes that planned management information system enhancements will further increase inventory turnover and reduce lead times.

The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; (ii) a decline in demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) the unavailability of merchandise from the Company's vendors and private brand sources; (v) the effect of economic conditions; (vi) the effect of severe weather or natural disasters; (vii) the effect of competitive pressures from other retailers; and (viii) a disruption of trade with the countries in which the Company's import manufacturers are located. Results actually achieved thus may differ materially from expected results in these statements. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, together with the report thereon of Deloitte & Touche LLP, independent auditors, are included herein in Item 14. on pages 23 to 47.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is included on pages 2 through 6 of the Company's 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year and is incorporated by reference herein.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT

NAME                            AGE               POSITION AND OFFICE


Donald L. Richey                 53   President and Chief Executive Officer and
                                       Director since April 1997. Prior to this
                                       he was the Executive Vice President and
                                       Chief Operating Officer of Fabri-Centers
                                       of America, Inc. from 1994 to 1995. From
                                       1990-1994, he was President of Cloth
                                       World, Inc., which was acquired by Fabri-
                                       Centers in 1994.

John E. Labbett                  46   Executive Vice President and Chief
                                       Financial Officer since October 1995 and
                                       a Director since August 1996. Prior to
                                       that he was the Vice President/Chief
                                       Financial Officer for the Petfood Giant,
                                       Inc. from 1994 to 1995. From 1987 to 1993
                                       he was Executive Vice President - Chief
                                       Financial Officer for Herman's Sporting
                                       Goods, Inc.

William E. Rapp                  56   Executive Vice President - Merchandise and
                                       Buying since May 1995. General
                                       Merchandise Manager for Northwest Fabrics
                                       from 1988 to 1995.

Michael E. Brown                 39   Executive Vice President - Store
                                       Operations since September 1994. From
                                       June 1994 to September 1994 he was Vice
                                       President - Retail Sales; January 1993 to
                                       May 1994, Regional Sales Manager;
                                       September, 1991 to December 1992,
                                       District Sales Manager; August 1991 to
                                       November 1991, Store Manager.

Kim D. Robbins                   51   Executive Vice President - General
                                       Merchandise Manager since August 1996.
                                       From 1995 to 1996, she was Senior Vice
                                       President - Merchandising at Sport
                                       Chalet. Prior to that she was Senior Vice
                                       President - Merchandising at Carter
                                       Hawley Hale Stores, Inc.

Marvin S. Maltzman               60   Sr. Vice President - Administration,
                                       Secretary and General Counsel since 1993;
                                       Vice President, Secretary and General
                                       Counsel from 1980 to 1993, and a Director
                                       from 1991 to 1996.

James C. Webb                    53   Sr. Vice President - Real Estate since
                                       1993. Prior to that he was Vice President-
                                       Real Estate.


NAME                            AGE               POSITION AND OFFICE

L. Jay Bowen                     50   Vice President - Merchandise Support since
                                       September 1994. Served the Company in
                                       Various Capacities since 1968, including
                                       Vice President-Notions.

Mary A. Deaver                   32   Vice President - Home Merchandise since
                                       September 1994. From June 1994 to August
                                       1994 she was a Craft Merchandise Manager;
                                       from 1991 to 1994 she was a Craft Buyer.
                                       Prior to 1991 she was a Buyer for
                                       Michael's Incorporated

Lawrence R. Heavrin              51   Vice President - Logistics since August,
                                       1996. He was a Consultant at Logistics
                                       Solutions from 1995 to 1996; Manager,
                                       Transportation and Logistics at Toyota
                                       Motor Sales from 1993 to 1995 and
                                       Director of Logistics at Club Link from
                                       1992 to 1993

Gregory E. Lewis                 47   Controller since July, 1996. He served as
                                       Assistant Controller from 1995 to 1996.
                                       He was Director of Retail Accounting at
                                       The Vons Companies from 1988 to 1995.

Carlos Menendez                  47   Chief Information Officer since August
                                       1995. Prior to that, he was Director of
                                       MIS for Aaron Brothers from 1988 to 1995.

DISCLOSURE OF DELINQUENT FILERS, PURSUANT TO ITEM 405 OF REGULATION S-K,

The information is included on page 9 of the Company's 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information is included on pages 5, 6, and 7 of the Company's 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is included on pages 2, 5, and 6 of the Company's 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is included on pages 6 and 7 of the Company's 1997 Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year and is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     PAGE

               Financial statements;

     24        Independent Auditors' Report
     25-26     Balance Sheets as of January 31, 1997 and 1996
     27        Statements of Operations

     28        Statements of Stockholders' Equity (Deficit)

     29-30     Statements of Cash Flows

     31-47     Notes to Financial Statements

(b)  Reports on Form 8-K
          None.

(c)  Exhibits (Attached to Complete Copies)

     Exhibit 10    Non-Standardized 401(k) Plan

     Exhibit 21    Subsidiaries of the registrant

     Exhibit 23.1  Independent Auditors' Consent

     Exhibit 27    Financial Data Schedule

     Exhibit 99    Undertakings

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of House of Fabrics, Inc.


We have audited the accompanying balance sheets of House of Fabrics, Inc. (the Company) as of January 31, 1997 (Successor Company) and January 31, 1996 (Predecessor Company) and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended January 31, 1997 (Successor Company), the six months ended July 31, 1996 and the years ended January 31, 1996 and 1995 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on July 10,1996, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective after the close of business on July 31, 1996. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of House of Fabrics, Inc. as of January 31, 1997 and the results of its operations and its cash flows for the six months ended January 31, 1997 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of January 31, 1996, and the results of its operations and its cash flows for the six months ended July 31, 1996 and the years ended January 31, 1996 and 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Costa Mesa, California
April 23, 1997

HOUSE OF FABRICS, INC.
BALANCE SHEETS
AS OF JANUARY 31, 1997 AND 1996
-------------------------------------------------------------------------------
(Dollars in Thousands)


                                                           Successor      Predecessor
                                                            Company         Company
                                                             1997             1996
ASSETS
Current assets:
 Cash                                                     $    767          $ 16,634
 Receivables, net                                            3,164            24,322
 Merchandise inventories, net                              104,576           107,140
 Prepaid expenses and other current assets                   3,686             5,651
 Refundable income taxes, net                                    -               377
 Deferred income taxes                                           -                25
                                                          --------          --------

   Total current assets                                    112,193           154,149

Property:
 Land                                                        1,011             1,011
 Buildings                                                   1,473             1,707
 Furniture and fixtures                                     16,055            39,333
 Leasehold improvements                                      5,677            21,255
                                                          --------          --------
                                                            24,216            63,306
Less accumulated depreciation and amortization              (2,442)          (36,198)
                                                          --------          --------

Property, net                                               21,774            27,108

Deferred income taxes                                            -               254

Property held for sale                                           -             9,590

Other assets                                                   675             1,386

Goodwill, net                                                    -            38,067

Reorganization Value in Excess of Amounts
 Allocated to Net Assets, net                                3,188                 -
                                                          --------          --------
                                                          $137,830          $230,554
                                                          ========          ========

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.
BALANCE SHEETS
AS OF JANUARY 31, 1997 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                                   Successor     Predecessor
                                                                                    Company        Company
                                                                                      1997          1996
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  $ 18,250       $  9,754
  Accrued liabilities                                                                 12,505         32,297
  Bank Loan                                                                           42,621              -
  Current portion of long-term debt                                                       28              -
  Restructuring reserve                                                                    -         12,949
                                                                                    --------       --------

      Total current liabilities                                                       73,404         55,000

Deferred income taxes                                                                    634            279
Long Term Liabilities                                                                 22,502              -
Long Term Debt                                                                           903              -
Liabilities subject to compromise under reorganization proceedings                         -        190,618

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
  Preferred stock, $.10 par value (Old); $.01 par value (New)
   authorized 1,000,000 shares; outstanding, none                                          -              -
Old Common stock, $.10 par value; authorized 29,000,000 shares;
   13,697,107 shares issued and outstanding at January 31, 1996.                           -          1,370
New Common stock, $.01 par value; authorized 7,000,000 shares;
   4,201,034 shares issued and outstanding at January 31, 1997                            51              -
Paid in capital                                                                       39,411         46,880
Retained earnings (deficit)                                                              925        (63,593)
                                                                                    --------       --------

      Total stockholders' equity (deficit)                                            40,387        (15,343)
                                                                                    --------       --------

                                                                                    $137,830       $230,554
                                                                                    ========       ========

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.
STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                 Six Months Ended
                                                      --------------------------------------     Year Ended January 31,
                                                          January 31,         July 31,         --------------------------
                                                             1997               1996             1996             1995
                                                         Successor Co.                     Predecessor Co.
                                                                         ------------------------------------------------
Sales                                                    $143,324           $111,355           $333,501          $416,276

Expenses:
  Cost of sales                                            83,600             62,000            192,763           256,383
  Store and operating                                      48,146             45,061            132,469           168,121
  General and administrative                                8,162              8,891             19,824            28,583
  Interest Expense                                          2,461              4,911             14,062            13,983
  Interest Income                                             (49)
  Restructuring charge                                          -                  -                  -            43,500
                                                         --------           --------           --------          --------

    Total expenses                                        142,320            120,863            359,118           510,570
                                                         --------           --------           --------          --------

Income (Loss) before Income Taxes
  Reorganization and Extraordinary Items                    1,004             (9,508)           (25,617)          (94,294)

Reorganization Items:
  Fresh-Start adjustments                                                     26,370
  Reorganization costs                                                         1,440             44,915             3,416
Gain on Sale of Assets                                       (603)                 -                  -                 -
                                                         --------           --------           --------          --------

Income (Loss) before Income taxes                           1,607            (37,318)           (70,532)          (97,710)


Income tax expense (benefit)                                  682                 48               (165)           (2,325)
                                                         --------           --------           --------          --------

Net Income (Loss)
 Before Extraordinary Item                                    925            (37,366)           (70,367)          (95,385)

Extraordinary Item:
Gain on Forgiveness of Debt                                     -           (100,959)                 -                 -
                                                         --------           --------           --------          --------

Net Income (Loss)                                        $    925           $ 63,593           $(70,367)         $(95,385)
                                                         ========           ========           ========          ========

Net income per share                                     $   0.18                N/A                N/A               N/A
                                                         ========           ========           ========          ========

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

-------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                                                                     Retained
                                                                            Common Stock               Paid-in      (deficit)
                                                                    Shares              Amount         capital       earnings
BALANCE, February 1, 1994                                         13,697,107            $ 1,370        $46,880      $102,159

Net loss                                                                                                             (95,385)
                                                                ------------            -------        -------      --------

BALANCE, January 31, 1995                                         13,697,107              1,370         46,880         6,774

Net loss                                                                                                             (70,367)
                                                                ------------            -------        -------      --------
BALANCE, January 31, 1996                                         13,697,107              1,370         46,880       (63,593)

Net Loss (Six Months - Predecessor Company)                                                                          (10,996)
                                                                ------------            -------        -------      --------

Predecessor Company Balance at July 31, 1996                      13,697,107              1,370         46,880       (74,589)

Recapitalization and Fresh-Start Adjustments
  Cancel Old Common Shares                                       (13,697,107)            (1,370)
  Issue New Common Shares                                          5,136,415                 51
  Fresh-Start Adjustments                                                                     -         (7,485)       74,589
                                                                ------------            -------        -------      --------

Successor Company Balance at August 1, 1996                        5,136,415                 51         39,395             0

Net Income (Six Months - Successor Company)                                                                              925
Exercise of Series A Warrants                                          5,785                                16
                                                                ------------            -------        -------      --------
Successor Company Balance at January 31, 1997                      5,142,200            $    51        $39,411      $    925
                                                                ============            =======        =======      ========

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.
STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                                      Six Months             Year Ended January 31,
                                                                           --------------------------------
                                                                             Jan. 31, 1997   July 31, 1996       1996      1995
                                                                             Successor Co.                Predecessor Co.
                                                                                             -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $   925     $   63,593       $(70,367)     $(95,385)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
  Fresh-Start adjustments                                                                      26,370
  Extraordinary item - Gain on Forgiveness of Debt                                           (100,959)
  Depreciation and amortization                                                  2,654          2,895          8,151        10,329
  (Gain) Loss on disposal of fixed assets                                         (603)        (3,191)         3,306         1,035
  Deferred income taxes                                                            634                                       1,428
  Restructuring and inventory valuation charges                                                                             62,500
  Changes in assets and liabilities:
    Receivables                                                                  1,177         15,246        (11,445)       (3,112)
    Merchandise inventories                                                     (9,125)        12,287         25,823        91,188
    Prepaid expenses, refundable income taxes and other assets                   3,611         (1,008)        36,710       (26,823)
    Accounts payable and accrued and other liabilities                          (4,510)        (4,719)         4,394       (42,921)
    Restructuring reserve                                                            -              -         (3,157)      (25,390)
    Long Term Liabilities                                                          989         21,513              0             0
    Liabilities subject to compromise under reorganization proceedings               -            843          4,057        82,625
                                                                               -------      ---------       --------      --------

       Net cash (used in) provided by operating activities                      (4,248)        32,870         (2,528)       55,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (1,905)        (2,687)        (5,093)       (1,523)
Proceeds from sale of property                                                   8,192          5,050            774         3,286
                                                                               -------      ---------       --------      --------

        Net cash (used in) provided by investing activities                      6,287          2,363         (4,319)        1,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                       (387)                          (57)       (3,280)
Settlement of Administrative and Priority Claims, net                           (2,144)
Exercise of Series A Warrants                                                       16
Net (repayments) under revolving line                                           (4,679)
Net (repayments) under line of credit agreements                                     -        (45,945)       (23,843)      (16,334)
                                                                               -------      ---------       --------      --------

        Net cash (used in) provided by financing activities                     (7,194)       (45,945)       (23,900)      (19,614)
                                                                               -------      ---------       --------      --------

NET INCREASE (DECREASE) IN CASH                                                 (5,155)       (10,712)       (30,747)       37,623

CASH, beginning of period                                                        5,922         16,634         47,381         9,758
                                                                               -------      ---------       --------      --------
CASH, end  of period                                                           $   767      $   5,922       $ 16,634      $ 47,381
                                                                               =======      =========       ========      ========

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.


                                                                   Six Months Ended              Year Ended
                                                                January 31,    July 31,         January 31,
                                                                   1997          1996         1996        1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                     $2,462       $ 4,933       $14,041       $14,275
Income taxes refunded                                             $1,338       $21,285       $ 6,329       $ 7,876

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES -

During the six months ended July 31, 1996, loss on disposal of property charged to accrued reserves amounted to $5,222.

During the years ended January 31, 1996 and 1995, loss on disposal of property charged to the restructuring reserve amounted to $3,343 and $8,417, respectively.

See accompanying notes to financial statements

HOUSE OF FABRICS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  REORGANIZATION AND BASIS OF REPORTING

    REORGANIZATION

    On November 2, 1994 (the "Petition Date"), the Company and four (4) of its then existing subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On July 10, 1996, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Company and its' subsidiaries. On July 31, 1996, all conditions required for the effectiveness of the Plan were met, and the Plan became effective ("Effective Date").

    Under the Plan, the Company has authority to issue approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable for resolution of claims. Further authorized are an additional approximately 1,864,000 shares to satisfy warrants and equity incentive plans. As of January 31, 1997, 4,201,034 shares have been issued, including 5,785 shares issued upon the exercise of Series A Warrants The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock. Additionally, in accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. (see Note 9 to Financial Statements). Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive remaining balances in 12 equal monthly installments which commenced on September 1, 1996. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. As of January 31, 1997, there were 251,036 Series A Warrants outstanding which expired April 29, 1997, if not exercised.

    On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

HOUSE OF FABRICS, INC.

    BASIS OF REPORTING

    Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt reduced by $26,370,000 of Fresh-Start adjustments. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the six months ended January 31, 1997 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net income for the six months ended January 31, 1997 is not comparable with prior periods and the net income for the year-to-date period ended January 31, 1997 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of January 31, 1997 is not comparable to prior periods for the reasons discussed above.

    The reorganization value of the Company's common equity of $39,446,000 was determined after consideration of several factors and by reliance on independent financial specialists using various valuation methods, including discounted projected cash flows, price/earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company. The reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Net Assets reflects the difference in the Company's stock valuation and the Company's net assets.

HOUSE OF FABRICS, INC.

DEBT DISCHARGE AND FRESH-START REPORTING

The effect of the Plan on the Company's unaudited balance sheet at August 1, 1996 is as follows:
(Dollars in thousands)



                                                                               DEBT    FRESH-START     REORGANIZED
                                                         JULY 31, 1996      DISCHARGE    ENTRIES      BALANCE SHEET
ASSETS

       CURRENT ASSETS
  Cash                                                      $  5,922           (3,968)                 $  1,954
  Receivables, net                                             9,076           (4,735)                    4,341
  Merchandise Inventories, net                                94,853              598                    95,451
  Prepaid Expenses and Other Current Assets                    6,831             (325)                    6,506
  Refundable Income Taxes                                        377                                        377
  Deferred Income Taxes                                           25                                         25
                                                         ---------------------------------------------------------
Total Current Assets                                         117,084           (8,430)                  108,654

Property, Plant and Equipment                                 59,182                       (36,107)      23,075
  Less Accumulated Depreciation and Amortization             (36,107)                       36,107            -
                                                         ---------------------------------------------------------
Property, net                                                 23,075                                     23,075

Deferred Income Taxes                                            254                                        254
Property Held for Sale                                         6,870                                      6,870
Other Assets                                                   1,214             (125)                    1,089
Reorganization Value in Excess of Amounts
  Allocated to Net Assets                                                                    3,355        3,355
Goodwill, net                                                 37,531                       (37,531)           -
                                                         ---------------------------------------------------------
                                                            $186,028          $(8,555)    $(34,176)    $143,297
                                                         =========================================================

HOUSE OF FABRICS, INC.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        JULY 31, 1996          DEBT       FRESH START       REORGANIZED
                                                                            DISCHARGE        ENTRIES        BALANCE SHEET
                                                       -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
 Accounts Payable                                       $ 12,370                                               12,370
 Notes Payable to Bank                                    47,300                                               47,300
 Accrued Liabilities                                      19,740          1,331                                21,071
 Current Portion of Long-Term Debt                                          401                                   401
 Restructuring Reserve                                    12,949        (12,949)                                    -
                                                        -------------------------------------------------------------
Total Current Liabilities                                 92,359        (11,217)                      -        81,142

Deferrred Income Taxes                                       279                                                  279
Long-Term Liabilities                                     21,513                                               21,513
Notes Payable                                                               917                                   917
Liabilities Subject to Compromise under                                                                             -
 reorganization proceedings                               98,216        (98,216)                                    -
                                                        -------------------------------------------------------------
Total Liabilities                                        212,367       (108,516)                      -       103,851

STOCKHOLDERS' EQUITY
Common Stock, $.10 Par Value                               1,370         (1,319)                                   51
Paid-In-Capital                                           46,880            321                  (7,806)       39,395
Retained Earnings (Deficit)                              (74,589)       100,959                 (26,370)            -
                                                        -------------------------------------------------------------
Stockholders' Equity (Deficit)                           (26,339)        99,961                 (34,176)       39,446
                                                        -------------------------------------------------------------
                                                        $186,028       $ (8,555)               $(34,176)     $143,297
                                                        -------------------------------------------------------------


HOUSE OF FABRICS, INC.

2.  SIGNIFICANT RISKS AND MANAGEMENT'S PLANS

    Prior to its emergence from Chapter 11 proceedings on July 31, 1996 (See
    Note 1), the Company had incurred significant losses from operations. These losses stemmed primarily from costs associated with restructuring the Company's operations, closing unprofitable stores and liquidating certain inventory. Management believes that the restructuring initiatives completed through July 31, 1996 together with initiatives since that date played an important role in preparing the Company for the future and in allowing the Company to return to profitability during the six months ended January 31, 1997. The Company's ability to sustain profitability in the future is dependent upon several factors, including but not limited to, the following:

    MANAGEMENT'S ABILITY TO GAUGE THE MERCHANDISE TASTES AND DEMANDS OF ITS CUSTOMERS

    The Company's future success is largely dependent upon management's ability to gauge the merchandise tastes of its customer and to provide merchandise that satisfies customer demand in a timely manner and at sales prices yielding adequate gross margins to yield operating profits. Unanticipated changes and misjudgments in customer trends could lead to excess inventories and higher markdowns, which could have a material adverse effect on the Company's operating results and financial condition.

    ECONOMIC CONDITIONS, CONSUMER SPENDING AND COMPETITION

    The industry in which the Company operates is highly competitive and subject to substantial cyclical variations. Negative variations can be caused by the Company's competitors, changing levels of consumer spending and preferences and/or declines in overall economic conditions on a regional or national level. The occurrence of a significant negative variation caused by any of the aforementioned factors could have a material adverse effect on the Company's operating results and financial condition.

    ABILITY TO REMAIN IN COMPLIANCE WITH FINANCING AGREEMENT

    The Company is dependent upon its financing agreement to provide working capital to support the Company's current operations. As discussed more fully in Note 5, the Company's financing agreement requires the Company to maintain certain financial ratios, minimum net worth, and to meet other financial requirements on a quarterly or annual basis. Based upon the Company's current operating plan for the year ending January 31, 1998, management projects the Company will remain in compliance with the financing agreement, as amended, through January 31, 1998. If the Company's financial results are not close to it's operating plan, the Company's ability to meet the requirements set forth in the financing agreement may be impaired. The inability of the Company to meet the requirements set forth in the financing agreement would have a material adverse effect on the Company's business, operating results, and financial condition.

HOUSE OF FABRICS, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market, cost being determined on the retail method. The Company's valuation of inventories under the retail method involves significant estimates which include estimated future retail prices, future markdowns and length of time required to sell merchandise. These estimates were developed under the assumptions of an orderly retail sale of merchandise and the continuation of the Company's current turnover rates. It is reasonably possible that a change in the current merchandising strategy could have a significant adverse effect on the Company's future operating results.

    Property - Property is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method at rates based on the estimated lives of the assets. Leasehold improvements are amortized over the estimated life of the improvement or the term of the lease, whichever is shorter.

    Reorganization Value in Excess of Amounts Allocated to Net Assets - Reorganization Value in Excess of Amounts Allocated to Net Assets arose from the adoption of Fresh-Start Reporting (See Note 1) and is being amortized on a straight line basis over 10 years. The Company evaluates the recoverability of this intangible asset at each balance sheet date. The recoverability of this intangible is determined by comparing the carrying value of the intangible to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

    Property Held for Sale - Property held for sale is valued at the lower of cost or market and was comprised of a distribution facility in Mauldin, South Carolina and a corporate headquarters facility in Sherman Oaks, California at January 31, 1996. There was no property held for sale as of January 31, 1997(see Note 13).

    Income Taxes - Deferred tax assets and liabilities are recognized based on enacted tax laws for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized.

HOUSE OF FABRICS, INC.

    Net Income Per Share - Net Income per share is computed based on the weighted average number of outstanding common and common equivalent shares during the period, including dilutive stock options, warrants, and all additional shares of common stock expected to be issued in accordance with the Plan. As of January 31, 1997, 4,201,034 shares were issued, including 5,785 shares issued upon exercise of Series A Warrants. As of April 21, 1997, 5,215,718 shares were issued including shares issued upon exercise of Series A Warrants. Per share data for periods prior to August 1, 1996 have been omitted as these amounts do not reflect the current capital structure. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended January 31, 1997, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

    Fair Value of Financial Instruments - Management believes the carrying amounts of receivables and accounts payable represent fair values due to the short maturities of these instruments. The carrying amounts of the Company's various debt instruments approximate fair value because their interest rates are based on variable rates of interest.

    Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principals Board Opinion No. 25 for measurement and recognition of employee based stock transactions.

    Reclassifications - Certain amounts in prior fiscal year financial statements have been reclassified to correspond to current year classifications.

4.  STORE CLOSURES AND RESTRUCTURING CHARGES

    STORE CLOSURES

    In anticipation of the Company filing the Plan of Reorganization to exit Chapter 11 with the Bankruptcy Court and to facilitate the Company's ability to negotiate exit financing prior to emergence from Chapter 11, the Company agreed to close 86 underperforming stores and use the proceeds to permanently reduce the secured debt of the Company's prepetition bank loan. In January 1996, with approval of the Bankruptcy Court, the Company entered into an agency agreement with an unrelated partnership formed to liquidate the 86 stores. The partnership assumed control of the 86 stores and assumed substantially all of the expenses of operating the stores through liquidation. Accordingly, in January 1996, the Company recorded a charge of $28,725,000 for the closure of the 86 stores. The liquidation was completed in April 1996. In addition, during the six months ended January 31, 1997, the Company approved the closure of an additional 8 stores that did not meet certain profitability requirements.

    RESTRUCTURING CHARGES

    Effective August 26, 1994, the Company's Board of Directors approved a plan of restructuring to close 125 underperforming stores. This plan was subsequently amended to include an additional 63 stores bringing the total number of stores slated for closure to 188. Accordingly, in fiscal 1995, the Company recorded a pretax restructuring charge of $43,500,000, after adjustments for cancellation of the planned closure of 12 of these stores due to better than expected performance. During the years ended January 31, 1996 and 1995, sales of $12,712,000 and $59,375,000, respectively, and operating losses of $2,908,000 and $18,539,000, respectively, were excluded from operating results and charged to the restructuring reserve.

HOUSE OF FABRICS, INC.

5.  FINANCING

    At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at the prime rate (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale and M.I.S. equipment, which may be secured separately by that equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, some of which are computed quarterly (fixed charge coverage) with others computed annually (net worth, operating leases and capital expenditures). As of January 31, 1997, the Company had direct borrowings of $42,621,000 and letters of credit of $912,000 outstanding with additional credit available of approximately $14,302,000.

    As of January 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

    Prior to the Company's Chapter 11 filing in November 1994, the Company had a credit agreement (Credit Agreement) for which Bank of America NT & SA acted as agent bank for a bank group ("bank group"). The Credit Agreement provided for maximum borrowings of $102,823,000 and had an interest rate of 11.0% as of January 31, 1996.

    As a result of the Company's Chapter 11 filing , all required repayments of principal on the notes payable under the Credit Agreement were suspended, except for certain principal repayments that were approved by the Bankruptcy Court and were required by the Company's Debtors-in-Possession financing agreement. Under such agreement, up to a total of $23,843,000 of permanent principal reductions were made based on a preapproved formula through January 31, 1996. Upon emergence from Chapter 11 protection the bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares of New Common Stock. In accordance with the Plan, on December 5, 1996, the Company paid $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. The bank group forgave debt of $9,578,000.

    During Chapter 11 proceedings the Company continued to accrue and pay interest at the contractual rate on these notes and had classified them as subject to compromise in the accompanying balance sheets (see Note 9).

HOUSE OF FABRICS, INC.

    In March 1995, the Company entered into an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing (The "D.I.P. Financing Agreement") in the form of a $20,000,000 line of credit, including a provision for up to $10,000,000 in letters of credit, that expired on January 31, 1996. This agreement was collateralized by a first priority lien on generally all assets of the Company, as defined. There were no borrowings against this line as of January 31, 1996. On January 29, 1996, the D.I.P. Financing Agreement was amended and restated, requiring the closure of 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan, the credit line was reduced to $17,300,000 and the term extended through April 30, 1996. This agreement was subsequently extended through June 28, 1996 and then through July 31, 1996, when it was replaced with a new Financing Agreement with CITBC.

6.  REORGANIZATION COSTS

    Prior to emergence from bankruptcy, professional fees and expenditures directly related to the Chapter 11 filing were classified as reorganization costs and were expensed as incurred. There were no reorganization costs for the six months ended January 31, 1997.

    Reorganization costs consisted of the following at January 31, except as noted:

                                                             SIX MONTHS
                                                                ENDED         YEAR ENDED JANUARY 31,
                                                            JULY 31, 1996        1996         1995
Professional fees                                            $ 4,631,000      $ 9,818,000   $3,416,000
Costs associated with store closures (Note 4)                                  30,646,000
Costs (income) associated with sale of
  facilities (Note 13)                                        (3,191,000)       3,812,000
Other                                                                             639,000
                                                             -----------      -----------   ----------
                                                             $ 1,440,000      $44,915,000   $3,416,000
                                                             ===========      ===========   ==========

HOUSE OF FABRICS, INC.

7.  INCOME TAXES

    Income tax expense (benefit) consists of the following in thousands:

                                         Six Months Ended                 Year Ended January 31,
                                --------------------------------------
                                   Jan. 31, 1997      July 31, 1996         1996          1995
Current:
  Federal                               $  -            $   -              $   -       $(4,003)
  State                                   48               48               (165)          250
                                        ----             ----              -----       -------
                                          48               48               (165)       (3,753)

Deferred:
  Federal                                603                                             1,434
  State                                   31                                                (6)
                                        ----             ----              -----       -------

                                         634                                             1,428
                                        ----             ----              -----       -------
Income tax expense (benefit)            $682             $ 48              $(165)      $(2,325)
                                        ====             ====              =====       =======

A reconciliation to the statutory federal income tax rate is as follows:

                                                                                       Predecessor Company
                                                           -----------------------------------------------------------------------
                                    Successor Company       Six Months Ended
For the fiscal year                 Six Months Ended       -------------------      -----------------------    -------------------
 ended January 31,                  January 31, 1997          July 31, 1996                 1996                      1995
 except as noted:                ---------------------     -------------------      -----------------------    -------------------
                                             Effective               Effective                    Effective              Effective
                                 Amount        Rate         Amount     Rate          Amount         Rate       Amount      Rate
Federal income taxes at
  the statutory rate              $546         34.0%      $(12,688)    (34.0)%     $(24,685)      (35.0)%    $(34,199)    (35.0)%
Increase in valuation
  allowance                                                 11,132      29.8 %       21,391        30.3        28,355      29.0
Nondeductible
  reorganization costs                                       1,374       3.7 %        3,061         4.4
State taxes, net of
  federal benefit                   71          4.4%            48       0.1 %         (107)       (0.1)          163       0.2
Amortization of
  intangibles                       65          4.0%           182       0.5 %          375         0.5           375       0.4
Other                                -            -              -         -           (200)       (0.3)        2,981       3.0
                                  ----         -----       -------      ----       --------       -----      --------      ----
Income tax exp (benefit)          $682         42.4%       $    48       0.1 %     $   (165)       (0.2)%    $ (2,325)     (2.4)%
                                  ====         =====       =======      ====       ========       =====      ========      ====

HOUSE OF FABRICS, INC.

    The Company's taxable income for the six months ended January 31, 1997 was offset by a portion of the Company's taxable loss for the six months ended July 31, 1996. The Company's remaining taxable loss for the six months ended July 31, 1996 and the Company's net operating loss carryforwards from the years ended January 31, 1995 and 1996 were offset entirely by income from discharge of indebtedness that arose upon its emergence from Chapter 11 on July 31, 1996. In addition, the Company has carried back net operating losses of approximately $22,780,000 to prior years on amended returns. The Company has not received the refunds due with respect to these amended returns and they are currently being examined by the Internal Revenue Service. The net realizable balance of deferred income taxes at January 31, 1996 was determined based on the extent to which it could be offset by future reversals of deferred income tax liabilities. The Company did not recognize any additional deferred tax assets as part of adopting Fresh-Start accounting during the year ended January 31, 1997. As such, deferred tax assets at January 31, 1997 are fully offset by a valuation allowance.

    Deferred income tax assets and liabilities consist of the following at January 31:

                                                              1997               1996
Net operating loss carryback/carryforward                  $9,944,000        $35,933,000

Restructuring reserve                                               0          8,381,000

Inventory reserve                                           2,409,000          1,241,000

Medical claims reserve                                        354,000            596,000

Vacation pay reserve                                          375,000            451,000

Rent reserve                                                  846,000            678,000

Other reserves                                                299,000          2,585,000

Other                                                         124,000            219,000

Valuation allowance                                       (14,351,000)       (49,746,000)
                                                          -----------         ----------
Total deferred tax assets                                 $         0       $    338,000
                                                          ===========         ==========

Depreciation and other property differences              $    516,000       $    279,000

Other                                                         118,000             59,000
                                                          -----------         ----------

Total deferred tax liabilities                           $    634,000       $    338,000
                                                          ===========         ==========

HOUSE OF FABRICS, INC.

    During the year ended January 31, 1997, the Company received $22,502,000 pursuant to carrybacks of certain net operating losses on claims for refund filed with the Internal Revenue Service on Forms 1139. The Company's claims for refund are currently being examined by the Internal Revenue Service. Although the Company believes that the positions taken on the claims for refund are supportable, it is uncertain at this time as to their ultimate resolution. Therefore, the Company has recorded reserves on its balance sheet as of January 31, 1997 equal to the refunds received. To the extent that the Internal Revenue Service disallows the claims for refund in whole or part and ultimately prevails with respect to the disallowance, the Company will be required to repay the Internal Revenue Service the refund attributable to the disallowance. As set forth in the Plan of Reorganization, a deficiency notice issued by the Internal Revenue Service requesting repayment of refund is allowed to be treated as a Priority Tax Claim, as defined in the Plan. Subject to exhaustion of the Company's right to contest, the claim would become payable in quarterly installments of principal and interest over six years. A future demand by the Internal Revenue Service for repayment would adversely impact the Company's liquidity.

HOUSE OF FABRICS, INC.

8.  NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consists of the following at January 31:

                                                                  1997            1996
          Note payable to bank                                  $852,000       $ 861,000
          Other notes payable                                     79,000          80,000
                                                                --------       ---------

                                                                 931,000         941,000
          Less amounts contractually due within one year         (28,000)       (861,000)
                                                                --------       ---------

          Total long-term debt                                  $903,000       $  80,000
                                                                ========       =========

    Note payable to bank is collateralized by certain real property and bears interest at prime plus .5% per annum (9.0% at January 31, 1996). With Bankruptcy Court approval, the Company continued to pay interest at the contractual rate on the note payable to bank during Chapter 11 proceedings. Such note was classified as subject to compromise in the accompanying January 31, 1996 balance sheet and was considered in default as a result of the Chapter 11 filing (see Note 9).

    In accordance with the Plan, the Note payable to bank was resolved through the replacement of the principal amount as of the Petition Date with a term note. The term note matures five years after the Effective Date, is payable in monthly installments amortized over 15 years and bears interest at the Treasury Constant Maturities Rate plus 4.5% per annum (11.2% at January 31,
    1997).

9.  LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise consist of the following as of January 31, 1996:

          Secured liabilities:
           Notes payable to banks (Note 5)                    $102,823,000
           Notes payable and long-term debt (Note 8)               941,000

          Unsecured liabilities:
           Accounts payable, trade                              71,309,000
           Other payables and accrued expenses                  15,400,000
           Other                                                   145,000
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

HOUSE OF FABRICS, INC.

10. CAPITAL STOCK

    COMMON STOCK

    As of January 31, 1997, there are 7,000,000 shares of new common stock authorized at $.01 par value.

    As more fully described in Note 1, as part of the Plan, the Company has authority to issue approximately 5,136,000 shares of new common stock to satisfy certain obligations at July 31, 1996. All previously issued common stock was canceled. As of January 31, 1997, 4,201,034 shares had been issued in conjunction with the Plan, including 5,785 shares issued upon the exercise of Series A Warrants. Additionally, the Company issued 256,821 Series A warrants to purchase one share of stock for $3.02 per share. Exercise of a Series A warrant also entitles the buyer to Series B warrants which can be exercised at a later date for a different price. The Series A warrants expire April 29, 1997. Warrants not exercised have no further rights. At January 31, 1997, there were 251,036 Series A warrants outstanding.

    PREFERRED STOCK

    As of January 31, 1997, there are 1,000,000 shares of new preferred stock authorized at $.01 par value. There are no shares outstanding.

    STOCK OPTION PLAN

    Since emergence from Chapter 11 reorganization on August 1, 1996, the Company has granted 601,736 new stock options (new options) to officers, directors, and key employees under two new option plans. All options previously granted under old plans have been canceled.

    The new option plans allow officers, directors, and employees to purchase shares of the Company's new common stock at fair market value on the date of grant. The options have a term of ten years and vest 25% after 18 months, an additional 50% after 24 months and the final 25% after 36 months. Stock option grants of 601,736 have been issued as of January 31, 1997 at an exercise price of $4.00. Total options available for future grant at January 31, 1997 are 66,139.

    Effective February 1, 1996, the Company adopted the disclosure-only option under SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to apply the intrinsic value method in accordance with APB Opinion 25 for its stock plans. Accordingly, no compensation expense has been recognized for its stock option plans.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been calculated as if the Company had accounted for its stock plans under the fair value method of SFAS 123. The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.71%, a volatility factor for the Company's new common stock of 76%, a weighted average expected life of the option of 5 years, and no dividends during the expected term.

    For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for the six months ended January 31, 1997 is $719,000 and $.14 per share. (Successor Company only).

HOUSE OF FABRICS, INC.

    Changes in stock options for the six months ended January 31, 1997 (Successor Company) are as follows: Outstanding as of August 1, 1996: None; Granted at $4.00 per share: 601,736; Exercised: None; Canceled: None; Outstanding as of January 31, 1997: 601,736; Exerciseable as of January 31, 1997: None.

11. COMMITMENTS AND CONTINGENCIES

    Operating Leases - Total rental expense, including real estate taxes and insurance, for the six months ended January 31, 1997 and July 31, 1996 and for the years ended January 31, 1996 and 1995 was $13,972,000 and $14,531,000, $39,290,000, AND $51,395,000, respectively. Contingent rentals based on sales are not significant. Most of the store leases require the Company to pay real estate taxes and certain other expenses, and some contain renewal options for various periods. Certain stores were closed as part of the Company's plan to exit Chapter 11. Lease termination costs for these stores were included in reorganization costs in the statement of operations, and the related liabilities were classified as subject to compromise in the accompanying balance sheet as of January 31, 1996.

    Minimum future rentals under noncancelable operating leases at January 31, 1997 are summarized as follows: 1998, $24,035,000; 1999, $23,259,000; 2000,
    $21,397,000; 2001, $18,108,000; 2002, $14,085,000; 2003-2014, $30,330,000
    for a total of $131,214,000.

    Litigation - The Company is involved in incidental litigation in the normal course of business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

12. EMPLOYEE BENEFIT PLANS

    The Company has a profit sharing and savings plan with a 401(k) feature that covers employees who have reached age 21 and completed one year of service. Employees may contribute up to a maximum of 16% of monthly earnings. The Company, subject to profitability, may match 1% for each year of employment up to a maximum of 6%. The Company also has a separate plan for highly compensated officers and employees. There were no expenses recognized under these plans for the years ended January 31, 1997, 1996 and 1995, respectively.

HOUSE OF FABRICS, INC.

13. SALE OF FACILITIES

    In December 1995, the Board of Directors approved a plan to sell the Company's distribution center in Mauldin, South Carolina and its corporate headquarters in Sherman Oaks, California. Accordingly, the book values of assets and liabilities of these facilities were included in the accompanying 1996 balance sheet as property held for sale and consist of net property, plant, and equipment of $9,965,000 offset by long term debt of $375,000 for a total of $9,590,000.

    The Sherman Oaks corporate headquarters was sold in July 1996 and the Mauldin, S. C. distribution facility was sold in November 1996. There were no properties held for sale as of January 31, 1997.

    For fiscal year 1996, in connection with the sale of these facilities, the Company recorded a provision of $3,812,000, comprised primarily of severance and plant closing costs ($1,464,000) and the write-off of obsolete management information systems ($2,348,000).


14. QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996 (DOLLARS IN THOUSANDS)

                                                     Predecessor Company                   Successor Company
                                                ---------------------------------------------------------------
   (Unaudited) 1997                               April 30           July 31           October 31    January 31
   Sales                                         $  56,515         $  54,840         $  69,953       $  73,371
   Gross profit                                  $  25,341         $  24,014         $  29,753       $  29,971
   Net Income (Loss)                             $ ( 5,971)        $  63,593         $     520       $     405
   Net Income per share                                N/A               N/A         $    0.10       $    0.08

   (Unaudited) 1996                                                    Predecessor Company
                                                ---------------------------------------------------------------
   Sales                                         $  73,759         $  71,909         $  92,307       $  95,526
   Gross profit                                  $  36,884         $  30,853         $  39,825       $  33,176
   Net loss                                      $ ( 7,984)        $ (11,039)        $  (5,515)      $ (45,829)
   Net loss per share                                  N/A               N/A               N/A             N/A



(1) Includes a provision of $28,725,000 for the closure of 86 stores. See
    Note 4.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOUSE OF FABRICS, INC.

April 30, 1997                      By  /s/ R. N. Hankin
                                        ----------------------------------
                                        R. N. Hankin
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                     CAPACITY

/s/ R. N. Hankin              Chairman of the Board & Director     April 30, 1997
---------------------------
R. N. Hankin


/s/ Donald L. Richey          President, Chief Executive Officer   April 30, 1997
---------------------------   & Director
Donald L. Richey


/s/ John E. Labbett           Executive Vice President - Chief     April 30, 1997
---------------------------   Financial Officer & Director
John E. Labbett


/s/ Carl C. Gregory, III      Director                             April 30, 1997
---------------------------
Carl C. Gregory, III


/s/ H. Michael Hecht          Director                             April 30, 1997
---------------------------
H. Michael Hecht


/s/ Mitchell G. Lynn          Director                             April 30, 1997
---------------------------
Mitchell G. Lynn


/s/ Alison L. May             Director                             April 30, 1997
---------------------------
Alison L. May
