Form 10-K/A
period 1997-01-31
HOUSE OF FABRICS INC/DE/
filed 1997-05-29
CIK 315125

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended  January 31, 1997
                                 ----------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from          to
                                    --------    --------.

                        Commission file number  1-7927
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
                                                           --------------

Securities registered pursuant                      Name of each exchange
 to Section 12(b) of the Act:                        on which registered
    Title of each class

        New Common stock, $.01 par value                 NASDAQ Stock Market
                Series A Warrants

Securities registered pursuant to Section 12(g) of the Act      NONE
                                                                ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes   X   No
      -

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

                       $18,077,378 AS OF APRIL 21, 1997

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              Yes   X    No
                                                                  -----    -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
               COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

NEW COMMON STOCK, $.01 PAR VALUE; OUTSTANDING 5,215,718 SHARES AS OF APRIL 21,
                                     1997

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                            HOUSE OF FABRICS, INC.

                                     Index

              PART III

Item 10.      Directors and Executive Officers of the Registrant                4
Item 11.      Executive Compensation                                            7
Item 12.      Security Ownership of Certain Beneficial Owners and Management    9
Item 13.      Certain Relationships and Related Transactions                    9

              Signatures                                                       10

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                 CLASS I DIRECTORS WITH TERM EXPIRING IN 1997
NAME                        AGE                  PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
Carl C. Gregory, III         52       Managing Partner, American Western Partners since 1996, and a director of the Company since August 1996. From 1991 to 1996 he served as Chairman and Chief Executive Officer of MIP
                                       Properties, Inc. He also serves as the Chairman, Trust Company of the West Real Estate
                                       Advisory Committee, and as Chairman and Chief Executive Officer, West Capital Financial
                                       Services, Inc.

John E. Labbett              46       Executive vice President and Chief Financial Officer since October 1995 and a Director since
                                       August 1996. Prior to that he was the Vice President/Chief Financial Officer for the Petfood
                                       Giant, Inc. from 1994 to 1995. From 1987 to 1993 he was Executive Vice President - Chief
                                       Financial Officer for Herman's Sporting Goods, Inc.

Mitchell G. Lynn             48       President and Chief Executive Officer of Combined Resources International since 1994, and a director of the Company since 1995. From 1993 to 1994, he was Senior Executive Vice President
                                       and Director of Price/Costco. From 1979 to 1993, he was with Price Company in various executive positions, themost recent of which was President and a Director.

                                                 CLASS II DIRECTORS WITH TERM EXPIRING IN 1998

Alison L. May                47       Chief Operating Officer and Chief Financial Officer of Esprit de Corp. since January 1997 and a director of the Company since August 1996. From 1991 to 1996 she served in various executive positions at Patagonia, Inc., the most recent of which was President.

Donald L. Richey             53       President and Chief Executive Officer and a director of the Company since April 1997.  From
                                       1994 to 1995 he was Executive Vice President and Chief Operating Officer of Fabri-Centers of
                                       America, Inc., and from 1990 to 1994 he was President and Chief Operating Officer of Cloth
                                       World, Inc.

                                                 CLASS III DIRECTORS WITH TERM EXPIRING IN 1999

R.N. Hankin                  50       Founder, Senior Partner and Chief Executive Officer of Hankin & Co. for more than five years.
                                       He has been a director of the Company since 1995, and Chairman of the Board since August
                                       1996. He also serves on the Board of Directors of Alpha Microsystems, Quidel Corporation,
                                       Semitech Corporation and Sparta, Inc. He also is a member of the U.C.L.A. Foundation Board of
                                       Trustees.

H. Michael Hecht             57       President and Chief Executive Officer of  Dickson Trading North America  since 1994, and a director of the Company since 1995. From 1992 to 1994 he was President and Chief Executive
                                       Officer of Builder's Emporium. Prior to that he served in a variety of executive positions at
                                       Carter Hawley Hale Stores, Inc., the most recent of which was as President and a Director.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF REGISTRANT

NAME                            AGE               POSITION AND OFFICE

Donald L. Richey                 53   President and Chief Executive Officer and Director since April 1997. Prior to this he was the Executive Vice President and Chief Operating Officer of Fabri-Centers of America, Inc.
                                       from 1994 to 1995. From 1990 to 1994, he was President and Chief Operating Officer of Cloth
                                       World, Inc., which was acquired by Fabri-Centers in 1994.

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

James A. Salinas                 48   Executive Vice President since April 1997. From 1994 to 1997, he was Director of Fabric
                                       Merchandising at Michael's Stores Inc., and from 1992 to 1994 he was Vice President -
                                       Merchandising at Clothworld, Inc.

Carolyn Tackett                  44   Executive Vice President since May 1997. From 1994 to 1997, she was Director of Operations
                                       and Visual Merchandising at Fabri-Centers of America, Inc. From 1992 to 1994, she was
                                       Director of Advertising and Senior Merchandiser at Clothworld, Inc.

Marvin S. Maltzman               60   Sr. Vice President - Administration, Secretary and General Counsel since 1993; Vice
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

Mary A. Deaver                   32   Vice President - Home Merchandise since September 1994.  From June 1994 to August
                                       1994, she was a Craft Merchandise Manager; from 1991 to 1994 she was a Craft Buyer. Prior to
                                       1991, she was a Buyer for Michael's Stores Inc.

Lawrence R. Heavrin              51   Vice President - Logistics since August 1996.  He was a Consultant at Logistics Solutions
                                       from 1995 to 1996; Manager, Transportation and Logistics at Toyota Motor Sales from 1993 to
                                       1995 and Director of Logistics at Club Link from 1992 to 1993

Gregory E. Lewis                 47   Controller since July 1996.  He served as Assistant Controller from 1995 to 1996.
                                       He was Director of Retail Accounting at The Vons Companies from 1988 to 1995.

Carlos Menendez                  47   Chief Information Officer since August 1995.  Prior to that, he was Director of MIS for
                                       Aaron Brothers from 1988 to 1995.


DISCLOSURE OF DELINQUENT FILERS, PURSUANT TO ITEM 405 OF REGULATION S-K

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than ten percent of the Company's common stock file initial reports of ownership of common stock and reports of changes of ownership with the Securities and Exchange Commission and the NASDAQ Stock Market.

   Executive officers, directors and stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of such copies and other records available to the Company, the Company believes that all of its officers, directors and persons who own more than ten percent of the Company's new common stock have complied with all filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

   The information in the Summary Compensation Table sets forth the compensation paid to the Chief Executive Officer and the four most highly compensated executive officers at the end of the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                ANNUAL COMPENSATION                 COMPENSATION
                                                          ----------------------------------           AWARDS
                                              FISCAL                                  OTHER
                                               YEAR                                   ANNUAL          SECURITIES
                                               ENDED                               COMPENSATION       UNDERLYING
NAME AND PRINCIPAL POSITION                  JANUARY 31    SALARY     BONUS (1)       (3)(4)         STOCK OPTIONS
---------------------------                  ----------    ------     ---------       ------         -------------
Gary L. Larkins,                                1997      $224,254   $ 74,400 (2)          (5)           76,859
Vice-Chairman and                               1996      $224,254   $      -         $28,234               (10)
Chief Executive Officer                         1995      $224,254   $ 18,600 (2)     $38,891               (10)

John E. Labbett,                                1997      $175,000   $ 25,000 (7)          (5)           37,492
Executive Vice President -                      1996      $ 43,749   $     -          $11,346               (10)
Chief Financial Officer (6)                     1995      $      -   $     -          $     -               (10)

Michael E. Brown,                               1997      $150,000   $108,400 (2)          (5)           37,492
Executive Vice President -                      1996      $131,250   $ 10,000 (7)     $13,688               (10)
Store Operations                                1995      $ 76,570   $ 17,600 (2)     $10,990               (10)

William E. Rapp,                                1997      $150,000   $120,000 (7)          (5)           37,492
Executive Vice President -                      1996      $ 97,210   $ 60,000 (9)     $32,111               (10)
Buying (8)                                      1995      $      -   $     -          $     -               (10)

Marvin S. Maltzman,                             1997      $116,196   $ 69,600 (2)          (5)           24,370
Senior Vice President - Administration,         1996      $116,196             -      $22,116               (10)
Secretary and General Counsel                   1995      $114,124   $ 17,400 (2)     $14,990               (10)

----------

(1) There were no performance bonuses paid under the Company's incentive bonus program for any of the years shown.

(2) The Board of Directors adopted a Special Bonus Plan ("Plan") effective during fiscal 1995. The Plan was designed to help retain executive officers and key employees ("Employees") of the Company during the period of its Chapter 11 bankruptcy reorganization. This Plan was designed to offer Employees the incentive and reward required to maintain their support, enthusiasm and loyalty through the restructuring process. The Plan provided for the payment of the bonus in three stages. The first payment was made upon adoption of the Plan with each participant receiving 20% of the total amount designated. The second payment of 20% was made upon the Company's having secured approval from the Bankruptcy Court to present a Plan of Reorganization. The final payment of 60% was made on July 31, 1996 upon confirmation of the Plan of Reorganization.

(3) The Company adopted a Qualified Profit Sharing Plan (the "Qualified Plan") in 1970 which was amended to a 401(k) Plan in 1996. The 401(k) Plan is designed to encourage long range savings, to meet financial emergencies and retirement needs. The 401(k) Plan covers full-time employees, twenty-one years of age, who have been employed by the Company for at least twelve months. An employee may contribute up to a maximum of 16% of monthly earnings. The Company, subject to its profitability, may match 1% for each year of employment up to a maximum of 6%. In 1990, the Company adopted a Non-Qualified Profit Sharing Plan (the "Non Qualified Plan") for all highly compensated officers and employees ("HCG") of the Company since the HCG were no longer eligible to participate in the Qualified Plan. The Non-Qualified Plan is limited to the HCG. The Non-Qualified Plan was designed to offer the HCG the same benefits as afforded under the Qualified Plan.

(4) Profit sharing contributions are earned in the prior year but paid in the following year. Because of the Company losses in the last three years, there were no Company matching contributions earned for the fiscal years ended January 31, 1997, 1996 and 1995. The amounts in the column include:
     (a) the Company's matching contributions to the Non-Qualified Plan earned in 1994 but paid in 1995, and (b) an amount for income tax reimbursement for earnings on the contributions made to each employee's account.

(5) The aggregate value of the perquisites and other personal benefits received by each named executive in fiscal 1997 is not reflected because the amount was below the reporting threshold.

(6)  John E. Labbett was elected as an officer on October 16, 1995.

(7)  Minimum bonus payments guaranteed upon hiring.

(8)  William E. Rapp was elected as an officer on May 24, 1995.

(9)  Hiring bonus agreed to be paid to William E. Rapp.

(10) All options issued prior to emergence from Chapter 11 proceedings on July 31, 1996 have been cancelled.

                  CHANGE IN CONTROL AND CONSULTING AGREEMENTS

    In October 1995, the Board of Directors adopted a Change in Control Severance Agreement ("Agreement") that covers certain key and executive officers of the Company. The agreement provides for payment of 12 to 18 months of base salary based on the executive officers' classification in the event of a change in the control of the Company as defined in the Agreement. All of the executive officers named in the Summary Compensation Table are covered by the Agreement.

    On December 19, 1996, the Company entered into an agreement with Gary L. Larkins whereby Mr. Larkins resigned as President of the Company. He continued to serve the Company as Vice-Chairman and Chief Executive Officer until April 1, 1997 when a successor was appointed. Mr. Larkins serves as a consultant to the Company for 19 months at a monthly rate of $17,842.11, effective April 1, 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                                                             PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                                  OPTION  TERM(1)
                           -----------------------------------------------------------        --------------------
                                          PERCENTAGE
                            NUMBER OF      OF TOTAL
                           SECURITIES   OPTIONS GRANTED
                           UNDERLYING     TO EMPLOYEES     EXERCISE
                             OPTIONS        IN FISCAL       PRICE          EXPIRATION
                           GRANTED (#)        YEAR        ($/SHARE)           DATE             5%($)       10%($)
                           -----------        ----        ---------           ----             -----       ------
Gary L. Larkins             76,859            14.6%         $4.00           08/19/2006        500,781      797,410
Michael E. Brown            37,492             7.1%         $4.00           08/19/2006        244,282      388,978
John Labbett                37,492             7.1%         $4.00           08/19/2006        244,288      388,978
William E. Rapp             37,492             7.1%         $4.00           08/19/2006        244,282      388,978
Marvin S. Maltzman          24,370             4.6%         $4.00           08/19/2006        158,785      252,838

-----------------

(1) Potential realizable value is disclosed in response to SEC rules which require such disclosure for illustration only. The values disclosed are not intended to be, and should not be, interpreted by stockholders as representations or projections of the future value of the Company's stock or of the stock price.

    Directors who are not employees of the Company are compensated for their services. The Chairman of the Board receives an annual retainer fee of $30,000 and each director receives an annual retainer fee of $15,000, plus a meeting fee of $1,000 per day for board or committee meeting attended. Directors who are employees of the Company do not receive any additional compensation for their services as a director. Non-employee directors were granted stock options on August 20, 1996 at an exercise price of $4.00 per share for a term of 10 years. The amount of the options granted are as follows: 18,746 to Messrs. Hankin, Hecht, and Lynn and 9,373 to Mr. Gregory and Ms. May.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT


    The following table sets forth the number of common shares beneficially owned on February 28, 1997 by (i) owners of more than five percent of outstanding common stock, based solely on schedules 13D filed by such beneficial owners with the Securities and Exchange Commission; (ii) each Director or Nominee for Director, (iii) each of the Executive Officers named in the Summary Compensation Table at page 7; and (iv) all Directors, Nominees and Executive Officers as a group. All individuals listed in the table have sole voting and investment power over the shares reported as owned, except as otherwise stated.

                                                                               SHARES         OPTION
                                                                            BENEFICIALLY      SHARES         PERCENTAGE
                                                                                OWNED,      EXERCISABLE          OF
                                                                              EXCLUDING       WITHIN         OUTSTANDING
                                 NAME                                          OPTIONS        60 DAYS          SHARES
                                 ----                                        -----------    -----------      -----------
Rumpelstiltskin (USA)....................................................    637,668(1)           0            12.5%
     c/o Goldsher & Goldsher
     640 N. LaSalle Street, Suite 300
     Chicago,  IL. 60610
Gary L. Larkins..........................................................         90            470               (2)
Michael E. Brown.........................................................          0              0
John E. Labbett..........................................................          0              0
William E. Rapp..........................................................          0              0
Marvin S. Maltzman.......................................................         24             61               (2)
Carl C. Gregory, III.....................................................          0              0
R.N. Hankin..............................................................          0              0
H. Michael Hecht.........................................................          0              0
Mitchell G. Lynn.........................................................          0              0
Alison L. May............................................................          0              0
All Directors, Nominees and Executive Officers as a group (17)...........        167            701               (2)

______________________

(1) Based upon Amendment No. 2 to Schedule 13D dated March 31, 1997, filed by Rumpelstiltskin (USA).
(2)  Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOUSE OF FABRICS, INC.

May 29, 1997                        By  /s/ Donald L. Richey
                                        --------------------
                                        Donald L. Richey
                                        President, Chief Executive Officer &
                                        Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              CAPACITY

/s/ Donald L. Richey   President, Chief Executive Officer    May 29, 1997
--------------------   & Director
Donald L. Richey

/s/ John E. Labbett    Executive Vice President - Chief      May 29, 1997
-------------------    Financial Officer & Director
John E. Labbett