Form 10-Q
period 1997-04-30
HOUSE OF FABRICS INC/DE/
filed 1997-06-11
CIK 315125

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                For the quarterly period ended April 30, 1997.
                                               --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
        For the Transition period from _______________ to_____________.


                           Commission File No. 1-7927
                                               ------

                             HOUSE OF FABRICS, INC.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)


                Delaware                                    95-3426136
----------------------------------------          ------------------------------
    (State or other jurisdiction)                 (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                        91423
----------------------------------------                       -----

   Post Office Box 9110, Van Nuys, CA                          91409
----------------------------------------                       -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----     ----

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

                                                              Yes   X   No
                                                                   ---     ---

On November 2, 1994, the Registrant and four (4) of its former subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Central District of California (the "Bankruptcy Court"). On July 10, 1996, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Registrant and its subsidiaries. On July 31, 1996, all conditions to the effectiveness of the Plan were met, and the Plan became effective ("Effective Date").

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at June 5, 1997
        New Common Stock,                          5,326,893 Shares
    par value $.01 per share

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----


                                                                      Page No.

Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of April 30, 1997
                  and January 31, 1997                                  4 - 5

                  Statements of Operations
                  for the three months ended
                  April 30, 1997 and 1996                               6

                  Statements of Cash Flows for the three months
                  ended April 30, 1997 and 1996                         7 - 8

                  Notes to Financial Statements                         9 - 11

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            12-15

Part II. Other Information                                              16

         Item 6.  Exhibits

                  (a)  Exhibits
                       10.  Amendment to Revolving Credit Agreement
                       27.  Financial Data Schedule                     18-20


         Signature                                                      17

HOUSE OF FABRICS, INC.


BALANCE SHEETS
(Dollars in Thousands)

____________________________________________________________________________________________

                                                        (Unaudited)
ASSETS                                                 April 30, 1997       January 31, 1997

Current Assets:
 Cash                                                        $    638               $    767
 Receivables, net                                               1,682                  3,164
 Merchandise Inventories, net                                 109,178                104,576
 Prepaid Expenses and Other Current Assets                      2,413                  3,686
                                                            ---------               --------
Total Current Assets                                          113,911                112,193

Property
 Land                                                             794                  1,011
 Buildings                                                      1,381                  1,473
 Furniture & Fixtures                                          16,323                 16,055
 Leasehold Improvements                                         5,787                  5,677
                                                             --------               --------
                                                               24,285                 24,216

 Less Accumulated Depreciation and Amortization                (3,601)                (2,442)
                                                             --------               --------
Property Net                                                   20,684                 21,774

Other Assets                                                      328                    675
Reorganization Value in Excess of Amount Allocated
 to Net Assets, net                                             3,105                  3,188
                                                             --------               --------

                                                             $138,028               $137,830
                                                             ========               ========





See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

(DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                             (UNAUDITED)
                                                                           APRIL 30, 1997     JANUARY 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                               $ 15,734            $ 18,250
 Accrued liabilities                                                              13,021              12,505
 Bank loan                                                                        48,979              42,621
 Current portion of long-term debt                                                    28                  28
                                                                                --------            --------
   Total Current Liabilities                                                      77,762              73,404

Deferred income taxes                                                                634                 634
Long-term liabilities                                                             22,502              22,502
Long-term debt                                                                       572                 903


Stockholders' Equity:

 New Preferred stock, $.01 par value
  authorized 1,000,000 shares; outstanding, none                                       -                   -

 New Common stock, $.01 par value; authorized 7,000,000 shares;
  issued and outstanding, 5,326,893 and 4,201,034 shares, respectively,               53                  51
 Paid-in capital                                                                  39,960              39,411
 Retained earnings (deficit)                                                      (3,455)                925
                                                                                --------            --------
   Total Stockholders' Equity                                                     36,558              40,387
                                                                                --------            --------

                                                                                $138,028            $137,830
                                                                                ========            ========



See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED) (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                             APRIL 30, 1997     APRIL 30, 1996
                                              SUCCESSOR CO.     PREDECESSOR CO.


Sales                                         $   54,073          $   56,515

Expenses:
  Cost of Sales                                   30,626              31,174
  Selling, General and Administrative             26,635              26,881
  Interest                                         1,168               2,509
                                              ----------          ----------

Total Expenses                                    58,429              60,564

Loss Before Income Taxes
  and Reorganization Costs                        (4,356)             (4,049)

Reorganization Costs                                 -                 1,898
                                              ----------          ----------

Loss Before Income Taxes                          (4,356)             (5,947)

Income Taxes                                          24                  24
                                              ----------          ----------

Net Loss                                      $   (4,380)         $   (5,971)
                                              ==========          ==========


Net Loss Per Share (a)                        $    (0.84)                N/A
                                              ==========          ==========

Weighted Average Number of
  Shares Outstanding (a)                       5,196,895                 N/A
                                              ==========          ==========

(A) The net income per common share and the weighed average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to the current period.


See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)(Dollars in Thousands)

-------------------------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED
                                                           APRIL 30, 1997      APRIL 30, 1996
                                                            SUCCESSOR CO.      PREDECESSOR CO.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $(4,380)            $ (5,971)
Adjustment to Reconcile Net Loss to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation and Amortization                               1,272                1,453
  Loss on Disposal of Fixed Assets                               14                    -

Changes in Assets and Liabilities:
  Receivables                                                 1,482               16,973
  Merchandise Inventories                                    (4,602)               2,744
  Prepaid Expenses and Other Assets                           1,620                   (7)
  Accounts Payable and Accrued Liabilities                   (2,000)               5,001
  Operating Payable subject to compromise
   under reorganization proceedings                               -                  (38)
                                                            -------             --------
   Total Adjustments                                         (2,214)              26,126
                                                            -------             --------
  Net Cash Provided by (Used In) Operating Activities        (6,594)              20,155
                                                            -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                           (438)              (1,284)
Proceeds from Sale of Property                                  325                    -
                                                            -------             --------

 Net Cash Used In Investing Activities                         (113)              (1,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under D.I.P. Line of Credit                            -                6,000
Net Repayments Under Line of Credit Agreements                    -              (22,348)
Borrowings and Repayments Under Revolving Line, net           6,358
Repayment of Long-Term Debt                                    (331)
Exercise of Series A Warrants                                   551                    -
                                                            -------             --------

 Net Cash Provided by (Used in) Financing Activities          6,578              (16,348)
                                                            -------             --------

NET INCREASE (DECREASE) IN CASH                                (129)               2,523
CASH AT BEGINNING OF PERIOD                                     767               16,634
                                                            -------             --------
CASH AT END OF PERIOD                                       $   638             $ 19,157
                                                            =======             ========

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

(UNAUDITED) (DOLLARS IN THOUSANDS)
________________________________________________________________________________

                                                      THREE MONTHS ENDED
                                              APRIL 30, 1997    APRIL 30, 1996
                                              SUCCESSOR CO.     PREDECESSOR CO.
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Interest Paid                                    $1,126             $ 2,503
Income Taxes Paid (Refunded)                     $    -             $(9,363)


See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________

NOTE 1:  REORGANIZATION AND BASIS OF REPORTING

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 261 stores in 27 states as of April 30, 1997. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

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

Under the Plan, the Company has issued approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims. Further authorized are an additional approximately 1,864,000 shares to be issued, as necessary, to satisfy warrants and equity incentive plans. As of April 30 1997, 5,326,893 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997, out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

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

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The results of operations and cash flows for the three months ended April 30, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and prior to the effects of Fresh-Start Reporting. The results of operations and cash flows for the three months ended April 30, 1997 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net loss for the three months ended April 30, 1997 is not comparable with prior periods.

The financial statements included herein do not include all the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the financial statements.

The results of operations for the interim periods presented, are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2: NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of outstanding common and common equivalent shares, if dilutive, during the period. As of April 30, 1997, 5,326,893 shares were issued, including 188,079 shares issued upon exercise of Series A Warrants. As of June 5, 1997, 5,326,893 shares were issued including 188,079 shares issued upon exercise of Series A Warrants. Per share data for periods prior to August 1, 1996 have been omitted as these amounts do not reflect the current capital structure. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three months ended April 30, 1997, the amount reported as net loss per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

NOTE 3: FINANCING

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally

1 1/2% per annum based on the amount of letters of credit issued. The
Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which are computed quarterly (fixed charge coverage) and others which are computed annually (net worth, operating leases, and capital expenditures). As of April 30, 1997, the Company had direct borrowings of $48,979,000 and letters of credit of $953,000 outstanding with additional credit available of approximately $10,800,000.

As of April 30, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into, with Bankruptcy Court approval, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20,000,000 line of credit (The "D.I.P. Financing") that expired on January 31, 1996 and was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17,300,000 line of credit with a provision for up to $10,000,000 in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996 and subsequently through July 31, 1996 when the Company retired the D.I.P. Financing agreement and replaced it with a new Financing Agreement with CITBC as explained above.

NOTE 4:  REORGANIZATION COSTS

Prior to emergence from bankruptcy, professional fees and expenditures directly related to the Chapter 11 filing were classified as reorganization costs and expensed as incurred. There were no reorganization costs for the three months ended April 30, 1997. Reorganization costs with respect to the three months ended April 30, 1996 consisted primarily of professional fees.

NOTE 5:  STOCK OPTIONS

During the quarter, the Company granted 256,000 new stock options to new officers. The options have a term of ten years and vest 25% after 18 months, an additional 50% after 24 months, and the final 25% after 36 months. Exercise prices range from $3.50 to $4.00 with various grant dates.

NOTE 6:  INCOME TAXES

During the year ended January 31, 1997, the Company received $22,502,000 pursuant to carrybacks of certain net operating losses on claims for refund filed with the Internal Revenue Service on Forms 1139. The Company's claims for refund are currently being examined by the Internal Revenue Service. Although the Company believes that the positions taken on the claims for refund are supportable, it is uncertain at this time as to their ultimate resolution. Therefore, the Company has recorded reserves on its balance sheet as of January 31, 1997 equal to the refunds received. To the extent that the Internal Revenue Service disallows the claims for refund in whole or part and ultimately prevails with respect to the disallowance, the Company will be required to repay the Internal Revenue Service the refund attributable to the disallowance. As set forth in the Plan of Reorganization, a deficiency notice issued by the Internal Revenue Service requesting repayment of the refund is allowed to be treated as a Priority Tax Claim, as defined in the Plan. Subject to exhaustion of the Company's right to contest, the claim would become payable in quarterly installments of principal and interest over six years. A future demand by the Internal Revenue Service for repayment would adversely impact the Company's liquidity.

HOUSE OF FABRICS, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
________________________________________________________________________________

The Company is one of the largest home sewing/craft retailers in the United States, operating 261 stores in 27 states as of April 30, 1997. The following discussion explains material changes in the results of operations for the first quarter of fiscal years 1998 and 1997 and significant developments affecting financial condition since the end of fiscal 1997.

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


CHAPTER 11 REORGANIZATION
-------------------------

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

Under the Plan, the Company has issued approximately 5,136,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issued upon resolution of claims. Further authorized are an additional approximately 1,864,000 shares to be issued, as necessary, to satisfy the warrants and equity incentive plans. As of April 30, 1997, 5,326,893 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and are receiving the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance received a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997 out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc.

STORE CLOSURES:

In anticipation of the Company's exit from Chapter 11, the liquidation of 86 underperforming stores was completed in April 1996. The Company also closed 8 other underperforming stores during fiscal 1997.


RESULTS OF OPERATIONS
---------------------

Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the quarter ended April 30, 1997.

Sales for the quarter ended April 30, 1997 decreased 4.3% to $54,073,000 for the Successor Company from $56,515,000 for the Predecessor Company. Of the $2,442,000 sales decrease, $432,000 was due to the closing of underperforming stores. Store for store sales decreased by 3.6% due to continued weakness in certain markets and competitive pressures in major population centers.

Gross profit as a percentage of sales decreased to 43.4% for the quarter ended April 30, 1997 from 44.8% for the quarter ended April 31, 1996. The decease is primarily due to aggressive markdowns in certain product categories.

Selling, general and administrative expenses as a percent of sales increased to 49.3% for the quarter ended April 30, 1997 from 47.6% for the quarter ended April 30, 1996. The total dollar amounts decreased $246,000 from the prior year. Expenses as a percent of sales increased primarily due to lower sales volume and to additional costs associated with severance compensation for former executives.

Interest expense for the quarter ended April 30, 1997 decreased by $1,341,000 from $2,509,000 for the quarter ended April 30, 1996, to $1,168,000 for the quarter ended April 30, 1997, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate from 11.0% in the quarter ended April 30, 1996 to 9.5% in the quarter ended April 30, 1997.

There were no reorganization costs for the quarter ended April 30, 1997, as the Company had emerged from Chapter 11 bankruptcy protection effective August 1, 1996. While still in the bankruptcy process in the prior comparable period, there were reorganization costs of $1,898,000, which consisted primarily of professional fees.

The Company recorded a tax expense of $24,000 for the three months ended April 30, 1997 and 1996, for minimum state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Upon emergence from Chapter 11 bankruptcy proceedings, the DIP Financing Agreement with Bank of America was paid off (see following). In addition, new common stock was issued, pre-petition bank group debt was settled and settlement of all other pre-petition claims was commenced.

To replace the DIP Financing agreement and provide for longer term financing as of July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit as amended on September 11, 1996, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which are computed quarterly (fixed charge coverage) and others which are computed annually (net worth, operating leases, and capital expenditures). As of April 30, 1997, the Company had direct borrowings of $48,979,000 and letters of credit of $953,000 outstanding with additional credit available of approximately $10,800,000.

As of April 30, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into, with Bankruptcy Court approval, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20,000,000 line of credit (The "D.I.P. Financing") that expired on January 31, 1996 and was extended through April 30, 1996, with Bankruptcy Court approval. The amended and restated D.I.P. agreement was reduced to a $17,3000,000 line of credit with a provision for up to $10,000,000 in letters of credit and any unused portion of the loan available for cash borrowings. The amended and restated D.I.P. Financing agreement required the closure of at least 86 stores with the proceeds therefrom to be used to permanently reduce the prepetition secured bank loan. On May 1, 1996, the amended and restated D.I.P. Financing agreement was extended through June 28, 1996 and subsequently through July 31, 1996 when the Company retired the D.I.P. Financing agreement and replaced it with a new Financing Agreement with CITBC as explained above.

No new stores were opened during the three months ended April 30, 1997 or 1996. Capital expenditures were $438,000 for the period ended April 30, 1997 compared to $1,284,000 for the prior comparable period and were primarily for POS systems in the stores and other MIS equipment.

The Company finances its operations from short-term borrowings and internally generated cash flow. The Company's primary capital requirements have been the financing of inventory and MIS systems.

The Company's working capital was approximately $36,149,000 as of April 30, 1997, and its current ratio was approximately 1.5 to 1.

Net cash used by operating activities was approximately $6,594,000 for the three months ended April 30, 1997. The decrease was primarily attributable to a seasonal increase in merchandise inventories and lower accounts payable balances.

Net cash provided by financing activities was approximately $6,578,000 for the three months ended April 30, 1997. The increase is primarily attributable to borrowings under the Company's Revolving Line and the exercise of Series A Warrants partially offset by the repayment of Long-Term Debt related to the sale of store property.

The Company believes that its ongoing operating cash flow and the CITBC Financing agreement should enable the Company to meet liquidity requirements for the reasonably foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three months ended April 30, 1997, the amount reported as net loss per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

The foregoing discussion is designed to comply with interim reporting standards and should be read in conjunction with the more detailed discussion in the Company's 1997 Annual Report.

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              10.  Amendment to Revolving Credit Agreement

              27.  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended April 30, 1997.

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



                                         House of Fabrics, Inc.
                                         ----------------------
                                         Registrant



                                         /s/ John E. Labbett
                                         -------------------------------
Date:  June 11, 1997                     John E. Labbett
                                         Executive Vice President-Chief
                                           Financial Officer