Form 10-Q
period 1997-07-31
HOUSE OF FABRICS INC/DE/
filed 1997-09-10
CIK 315125

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended JULY 31, 1997.
                                                -------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934  For the Transition period
                    from _______________ to _____________.

                           Commission File No. 1-7927
                                               ------

                             HOUSE OF FABRICS, INC.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)


                Delaware                                   95-3426136
- ---------------------------------------           -----------------------------
    (State or other jurisdiction)                 (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                       91423
- ---------------------------------------                       -----

Post Office Box 9110, Van Nuys, CA                            91409
- ----------------------------------                            -----
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (818) 995-7000
                                                          --------------

                                   No Change
    _______________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes   X       No __
                                        ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              Yes  X   No___
                                                                  ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                 Outstanding at September 5, 1997
     New Common Stock, par value                     5,331,830  Shares
     $.01 per share

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----

                                                                                      Page No.
Part I.  Financial Information

         Item 1.     Financial Statements

                     Balance Sheets as of  July 31, 1997
                     and January 31, 1997                                              4 - 5

                     Statements of Operations
                     for the three months ended
                     July 31, 1997 and 1996                                            6

                     Statements of Operations                                          7
                     for the six months ended
                     July 31, 1997 and 1996

                     Statements of Cash Flows for the six months
                     ended July 31, 1997 and 1996                                      8 - 9

                     Notes to Financial Statements                                     10 - 12

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                        13-17

Part II. Other Information                                                             18

         Item 6.  Exhibits

                  (a)  Exhibits
                       10.   Amendment to Revolving Credit Agreement
                       27.   Financial Data Schedule

     Signature                                                                         19

HOUSE OF FABRICS, INC.

BALANCE SHEETS
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                              (UNAUDITED)
ASSETS                                                      JULY 31, 1997    JANUARY 31, 1997
Current Assets:
  Cash                                                           $    375         $    767
  Receivables, net                                                  1,141            3,164
  Merchandise Inventories, net                                    103,423          104,576
  Prepaid Expenses and Other Current Assets                         2,628            3,686
                                                                 --------         --------
Total Current Assets                                              107,567          112,193

Property
  Land                                                                794            1,011
  Buildings                                                         1,394            1,473
  Furniture & Fixtures                                             18,437           16,055
  Leasehold Improvements                                            5,937            5,677
                                                                 --------         --------
                                                                   26,562           24,216

  Less Accumulated Depreciation and Amortization                   (4,765)          (2,442)
                                                                 --------         --------
Property, net                                                      21,797           21,774


Other Assets                                                          539              675
Reorganization Value in Excess of Amounts Allocated
  to Net Assets, net                                                3,021            3,188
                                                                 --------         --------
                                                                 $132,924         $137,830
                                                                 ========         ========


See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                (UNAUDITED)
                                                                           JULY 31, 1997  JANUARY 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                              $ 14,570           $ 18,250
  Accrued liabilities                                                             12,598             12,505
  Bank loan                                                                       51,432             42,621
  Current portion of long-term debt                                                   28                 28
                                                                                --------           --------
      Total Current Liabilities                                                   78,628             73,404

Deferred income taxes                                                                634                634
Long-term liabilities                                                             22,502             22,502
Long-term debt                                                                       566                903


Stockholders' Equity:

  New Preferred stock,  $.01 par value
    authorized 1,000,000 shares; outstanding, none                                     -                  -

  New Common stock, $.01 par value; authorized 7,000,000 shares;
    issued and outstanding, 5,332,217 and 4,201,034 shares, respectively,             53                 51
  Paid-in capital                                                                 39,960             39,411
  Retained earnings (deficit)                                                     (9,419)               925
                                                                                --------           --------
      Total Stockholders' Equity                                                  30,594             40,387
                                                                                --------           --------
                                                                                $132,924           $137,830
                                                                                ========           ========

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                      JULY 31, 1997         JULY 31, 1996
                                                      SUCCESSOR CO.         PREDECESSOR CO.
Sales                                                   $   50,238               $  54,840

Expenses:
  Cost of Sales                                             29,010                  30,826
  Selling, General and Administrative                       25,618                  27,071
  Interest                                                   1,550                   2,402
                                                        ----------               ---------

Total Expenses                                              56,178                  60,299
                                                        ----------               ---------

Loss Before Income Taxes, Reorganization
  and Extraordinary Items                                   (5,940)                 (5,459)

Reorganization Items:
  Fresh-Start adjustments (a)                                    -                  26,370
  Reorganization Costs                                           -                    (458)
                                                        ----------               ---------

Loss Before Income Taxes and Extraordinary Item             (5,940)                (31,371)

Income Taxes                                                    24                      24
                                                        ----------               ---------

Loss Before Extraordinary Item                              (5,964)                (31,395)

Extraordinary Item:
Gain on Forgiveness of Debt (a)                                  -                (100,959)
                                                        ----------               ---------

Net Income (Loss)                                       $  (5,964)               $  69,564
                                                        ==========               =========

Net Loss Per Share (b)                                  $   (1.12)                     N/A
                                                        ==========               =========

Weighted Average Number of
  Shares Outstanding (b)                                 5,330,377                     N/A
                                                        ==========               =========



(a) These adjustments are the result of the adoption of Fresh-Start Reporting upon the emergence from Chapter 11 proceedings. All assets and liabilities were restated and the accumulated deficit of $74,589,000 was eliminated.

(b) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to the current period.

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)
(UNAUDITED)
- --------------------------------------------------------------------------------


                                                               SIX MONTHS ENDED
                                                       JULY 31, 1997      JULY 31, 1996
                                                       SUCCESSOR CO.     PREDECESSOR CO.

Sales                                                   $  104,311           $ 111,355

Expenses:
  Cost of Sales                                             59,636              62,000
  Selling, General and Administrative                       52,253              53,952
  Interest                                                   2,718               4,911
                                                        ----------           ---------

Total Expenses                                             114,607             120,863
                                                        ----------           ---------

Loss Before Income Taxes, Reorganization
  and Extraordinary Items                                  (10,296)             (9,508)

Reorganization Items:
  Fresh-Start adjustments (a)                                    -              26,370
  Reorganization Costs                                           -               1,440
                                                        ----------           ---------

Loss Before Income Taxes and Extraordinary Item            (10,296)            (37,318)

Income Taxes                                                    48                  48
                                                        ----------           ---------

Loss Before Extraordinary Item                             (10,344)            (37,366)

Extraordinary Item:
Gain on Forgiveness of Debt (a)                                  -            (100,959)
                                                        ----------           ---------

Net Income (Loss)                                       $ (10,344)           $  63,593
                                                        ==========           =========

Net Loss Per Share (b)                                  $   (1.96)                 N/A
                                                        ==========           =========

Weighted Average Number of
  Shares Outstanding (b)                                 5,264,742                 N/A
                                                        ==========           =========

(a) These adjustments are the result of the adoption of Fresh-Start Reporting upon the emergence from Chapter 11 proceedings. All assets and liabilities were restated and the accumulated deficit of $74,589,000 was eliminated.

(b) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start accounting, they are not comparable to the current period.

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                         JULY 31, 1997          JULY 31, 1996
                                                                         SUCCESSOR CO.         PREDECESSOR CO.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                          $(10,344)             $  63,593
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used In) Operating Activities:
  Fresh-Start adjustments                                                         -                 26,370
  Extraordinary item - Gain on Forgiveness of Debt                                -               (100,959)
  Depreciation and Amortization                                               2,545                  2,895
  Loss (Gain) on Disposal of Fixed Assets                                       111                 (3,191)

Changes in Assets and Liabilities:
  Receivables                                                                 2,023                 15,246
  Merchandise Inventories                                                     1,153                 12,287
  Prepaid Expenses and Other Assets                                           1,194                 (1,008)
  Accounts Payable and Accrued Liabilities                                   (3,587)                (4,719)
  Operating Payables subject to compromise under
   reorganization proceedings                                                     -                    843
  Long Term Liabilities                                                                             21,513
                                                                          ---------              ---------
   Total Adjustments                                                          3,439                (30,723)
                                                                          ---------              ---------
  Net Cash Provided by (Used In) Operating Activities                        (6,905)                32,870
                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                         (2,837)                (2,687)
Proceeds from Sale of Property                                                  325                  5,050
                                                                          ---------              ---------

 Net Cash Provided by (Used In) Investing Activities                         (2,512)                 2,363

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments Under Line of Credit Agreements, net                                   -                (45,945)
Borrowings Under Revolving Line, net                                          8,811                      -
Repayment of Long-Term Debt                                                    (337)                     -
Exercise of Series A Warrants                                                   551                      -
                                                                          ---------              ---------

 Net Cash Provided by (Used in) Financing Activities                          9,025                (45,945)
                                                                          ---------              ---------

NET DECREASE IN CASH                                                           (392)               (10,712)
CASH AT BEGINNING OF PERIOD                                                     767                 16,634
                                                                          ---------              ---------
CASH AT END OF PERIOD                                                     $     375              $   5,922
                                                                          =========              =========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

HOUSE OF FABRICS,  INC.

(DOLLARS IN THOUSANDS)
(UNAUDITED)
_______________________________________________________________________________

                                                            SIX MONTHS ENDED
                                                     JULY 31, 1997    JULY 31, 1996
                                                     SUCCESSOR CO.    PREDECESSOR CO.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                           $2,405            $  4,933
Income Taxes Paid (Refunded)                            $    1            $(21,285)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During the six months ended July 31, 1997 and 1996, loss on disposal of property charged to accrued reserves amounted to $ -0- and $5,222, respectively.

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1:  REORGANIZATION AND BASIS OF REPORTING

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 262 stores in 27 states as of July 31, 1997. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

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

Under the Plan, the Company has issued approximately 5,332,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims. As of July 31 1997, 5,332,217 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and will receive the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance will receive a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997, out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc..

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

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt reduced by $26,370,000 of Fresh-Start adjustments. The capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and prior to the effects of Fresh-Start Reporting. The results of operations and cash flows for the six months ended July 31, 1997 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net loss for the three and six month periods ended July 31, 1997 is not comparable with prior periods.

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

NOTE 2: NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of outstanding common and common equivalent shares, if dilutive, during the period. As of July 31, 1997, 5,332,217 shares were issued, including 188,079 shares issued upon exercise of Series A Warrants. As of September 5, 1997, 5,331,830 shares were issued including 188,079 shares issued upon exercise of Series A Warrants. Per share data for periods prior to August 1, 1996 have been omitted as these amounts do not reflect the current capital structure. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and six month periods ended July 31, 1997, the amounts reported as net loss per common and common equivalent share are not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

NOTE 3: FINANCING

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which have been amended, including net worth, a fixed charge covenant which is computed quarterly, and others which are computed annually (operating leases, and capital expenditures). As of July 31, 1997, the Company had direct borrowings of $51,432,000 and letters of credit of $1,488,000 outstanding with additional credit available of approximately $9,795,000. During the quarter, the Financing Agreement was amended, giving the Company an additional, seasonal credit of $5 million.

As of July 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into, with Bankruptcy Court approval, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20,000,000 line of credit (The "D.I.P. Financing") that expired on January 31, 1996 and was extended through April 30, 1996, with Bankruptcy Court approval. On May 1, 1996, the amended and restated D.I.P. Financing agreement was reduced to $17,300,000 and extended through June 28, 1996, and subsequently through July 31, 1996, when the Company retired the D.I.P. Financing agreement and replaced it with a new Financing Agreement with CITBC as explained above.

NOTE 4:  REORGANIZATION COSTS

Prior to emergence from bankruptcy, professional fees and expenditures directly related to the Chapter 11 filing were classified as reorganization costs and expensed as incurred. There were no reorganization costs for the six months ended July 31, 1997, as the Company emerged from bankruptcy on August 1, 1996. Reorganization costs with respect to the six months ended July 31, 1996 consisted primarily of professional fees and lease termination expenses offset by the gain on the sale of the Sherman Oaks, California office building.

NOTE 5:  STOCK OPTIONS

During the six months ended July 31, 1997, the Company granted 230,000 new stock options to newly employed officers. The options have a term of ten years and vest 33 1/3% after 12 months, an additional 33 1/3% after 24 months, and the final 33 1/3% after 36 months. The exercise prices range from $3.625 to $3.6875 with various grant dates.

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

The Company is one of the largest home sewing/craft retailers in the United States, operating 262 stores in 27 states as of July 31, 1997. The following discussion explains material changes in the results of operations for the second quarter of fiscal years 1998 and 1997 and significant developments affecting financial condition since the end of fiscal 1997.


CHAPTER 11 REORGANIZATION
- -------------------------

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

Under the Plan, the Company has issued approximately 5,332,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issued upon resolution of claims. As of July 31, 1997, 5,332,217 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and are receiving the balance in 12 equal monthly installments. Holders of general unsecured claims that are not covered by insurance received a pro rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. A portion of the approximately 4,776,000 shares of New Common Stock to be issued to holders of unsecured claims was placed in a claims reserve based on the percentage of disputed claims to total claims (total claims include both allowed claims and disputed claims). Holders of existing House of Fabrics, Inc., common stock received a pro rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997 out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc..

STORE OPENINGS AND CLOSURES:

The Company opened 1 store during the six month period for fiscal 1998 and none for fiscal 1997. No stores were closed during the six month period for either year.

RESULTS OF OPERATIONS
- ---------------------

                              THREE MONTHS ENDED
                              ------------------

Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the quarter ended July 31, 1997.

Sales for the quarter ended July 31, 1997 decreased 8.4% to $50,238,000 for the Successor Company from $54,840,000 for the Predecessor Company. Of the $4,602,000 sales decrease, $986,000 was due to the closing of underperforming stores. Store for store sales decreased by 6.6% as the Company moves away from deep store-wide discounting towards item merchandising and value pricing as it continues the process of refining its product mix.

Gross profit as a percentage of sales decreased to 42.3% for the quarter ended July 31, 1997 from 43.8% for the quarter ended July 31, 1996. The decease is primarily due to aggressive markdowns in certain product categories and clearance items as the Company adjusts its product mix.

Selling, general and administrative expenses as a percent of sales increased to 51.0% for the quarter ended July 31, 1997 from 49.4% for the quarter ended July 31, 1996. Through improved cost controls, including reduced head count and expense reductions, the Company achieved a decrease of $1,453,000 in expenses from the prior year, however, expenses as a percent of sales increased due to lower sales volume.

Interest expense for the quarter ended July 31, 1997 decreased by $852,000 from $2,402,000 for the quarter ended July 31, 1996, to $1,550,000 for the quarter ended July 31, 1997, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate from 10.75% in the quarter ended July 31, 1996 to 9.5% in the quarter ended July 31, 1997. This decrease was partially offset by fees paid to CITBC for amendments to the Financing Agreement.

There were no reorganization costs for the quarter ended July 31, 1997, as the Company had emerged from Chapter 11 bankruptcy protection effective August 1, 1996. While still in the bankruptcy process in the prior comparable period, there were credits to reorganization costs of $458,000, which includes a gain on the sale of the Sherman Oaks, California office building partially offset by lease termination costs, asset write-offs and professional fees. In addition, for the quarter ended July 31, 1996, there were adjustments due to Fresh-Start Reporting of $26,370,000 related to the emergence from Chapter 11 proceedings.

The Company recorded a tax expense of $24,000 for the three months ended July 31, 1997 and 1996, for minimum state income taxes.

An extraordinary item resulting in a gain of $100,959,000 was recognized for the quarter ended July 31, 1996. This was a gain due to the forgiveness of debt upon emergence from Chapter 11 proceedings.

RESULTS OF OPERATIONS
- ---------------------

                               SIX MONTHS ENDED
                               ----------------

Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the six months ended July 31, 1997.

Sales for the six months ended July 31, 1997 decreased 6.3% to $104,311,000 for the Successor Company from $111,355,000 for the Predecessor Company. Of the $7,044,000 sales decrease, $2,123,000 was due to the closing of underperforming stores. Store for store sales decreased by 4.6% as the Company moves away from deep store-wide discounting towards item merchandising and value pricing as it continues the process of refining its product mix.

Gross profit as a percentage of sales decreased to 42.8% for the six months ended July 31, 1997 from 44.3% for the quarter ended July 31, 1996. The decease is primarily due to aggressive markdowns in certain product categories and clearance items as the Company adjusts its product mix.

Selling, general and administrative expenses as a percent of sales increased to 50.1% for the six months ended July 31, 1997 from 48.5% for the six months ended July 31, 1996. Through improved cost controls, including reduced head count and expense reductions, the Company achieved a decrease of $1,699,000 in expenses from the prior year, however, expenses as a percent of sales increased due to lower sales volume.

Interest expense for the six months ended July 31, 1997 decreased by $2,193,000 from $4,911,000 for the six months ended July 31, 1996, to $2,718,000 for the six months ended July 31, 1997, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate. This decrease was partially offset by fees paid to CITBC for amendments to the Financing Agreement during fiscal 1998.

There were no reorganization costs for the six months ended July 31, 1997, as the Company had emerged from Chapter 11 bankruptcy protection effective August 1, 1996. While still in the bankruptcy process in the prior comparable period, there were reorganization costs of $1,440,000, which were primarily for professional fees and lease termination costs partially offset by the gain on the sale of the Sherman Oaks, California office building. In addition, for the six months ended July 31, 1996, there were adjustments due to Fresh-Start Reporting of $26,370,000 related to the emergence from Chapter 11 proceedings.

The Company recorded a tax expense of $48,000 for the six months ended July 31, 1997 and 1996, for minimum state income taxes.

An extraordinary item resulting in a gain of $100,959,000 was recognized for the six months ended July 31, 1996. This was a gain due to the forgiveness of debt upon emergence from Chapter 11 proceedings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Upon emergence from Chapter 11 bankruptcy proceedings, the DIP Financing Agreement with Bank of America was paid off (see following). In addition, new common stock was issued, pre-petition bank group debt was settled and settlement of all other pre-petition claims was commenced.

To replace the DIP Financing agreement and provide for longer term financing as of July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased
Point of Sale equipment.   Loan availability is determined by an advance rate on
eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which have been amended, including net worth, a fixed charge covenant which is computed quarterly, and others which are computed annually (operating leases and capital expenditures). As of July 31, 1997, the Company had direct borrowings of $51,432,000 and letters of credit of $1,488,000 outstanding with additional credit available of approximately $9,795,000. During the quarter, the Financing Agreement was amended, giving the Company an additional, seasonal credit of $5 million.

As of July 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

In March 1995, the Company entered into, with Bankruptcy Court approval, an agreement with Bank of America NT & SA, acting as agent bank, to provide Debtors-in-Possession financing in the form of a $20,000,000 line of credit (The "D.I.P. Financing") that expired on January 31, 1996 and was extended through April 30, 1996, with Bankruptcy Court approval. On May 1, 1996, the amended and restated D.I.P. Financing agreement was reduced to $17,300,000 and extended through June 28, 1996 and subsequently through July 31, 1996 when the Company retired the D.I.P. Financing agreement and replaced it with a new Financing Agreement with CITBC as explained above.

One new store was opened during the six months ended July 31, 1997 compared to none for the same period of 1996. Capital expenditures were $2,837,000 for the six months ended July 31, 1997 compared to $2,687,000 for the prior comparable period and were primarily for POS systems in the stores and other MIS equipment.

The Company finances its operations from short-term borrowings and internally generated cash flow. The Company's primary capital requirements have been the financing of inventory and MIS systems.

The Company's working capital was approximately $28,939,000 as of July 31, 1997, and its current ratio was approximately 1.4 to 1.

Net cash used in operating activities was approximately $6,905,000 for the six months ended July 31, 1997. The decrease was primarily attributable to the seasonal operating loss and lower accounts payable balances partially offset by lower inventory levels and receivables.

Net cash provided by financing activities was approximately $9,025,000 for the six months ended July 31, 1997. The increase is primarily attributable to borrowings under the Company's Revolving Line.

The Company believes that the CITBC Financing Agreement and its ongoing operating cash flow should enable the Company to meet liquidity requirements for the reasonably foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and six months ended July 31, 1997, the amount reported as net loss per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
- ----------------------------------------------

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

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              10.  Amendment to Revolving Credit Agreement

              27.  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1997.

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



                                                 House of Fabrics, Inc.
                                                 ----------------------
                                                 Registrant



                                                 /s/ John E. Labbett
                                                 -------------------
Date:  September 10, 1997                        John E. Labbett
                                                 Executive Vice President-Chief
                                                 Financial Officer