Form 10-Q
period 1997-10-31
HOUSE OF FABRICS INC/DE/
filed 1997-12-12
CIK 315125

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended OCTOBER 31, 1997.
                                               ----------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934  For the Transition period from _______________ to
    _____________.

                           Commission File No. 1-7927
                                               ------

                             HOUSE OF FABRICS, INC.
                             ---------------------

             (Exact Name of Registrant as specified in its charter)


          Delaware                                      95-3426136
   ----------------------------                     ---------------------
   (State or other jurisdiction)                (I.R.S. Employer I.D. Number)

13400 Riverside Drive, Sherman Oaks, CA                      91423
---------------------------------------                      -----

Post Office Box 9110, Van Nuys, CA                           91409
-----------------------------------                          -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing
requirements for the past 90 days. Yes   X       No __
                                         -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              Yes __X___ No_____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at December 5, 1997
New Common Stock, par value $.01 per share           5,331,830  Shares

                             HOUSE OF FABRICS, INC.

                                     INDEX
                                     -----

                                                                     Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of  October 31, 1997
                  and January 31, 1997                               4 - 5

                  Statements of Operations
                  for the three months ended
                  October 31, 1997 and 1996                              6

                  Statements of Operations                               7
                  for the nine months ended
                  October 31, 1997 and 1996

                  Statements of Cash Flows for the nine months
                  ended October 31, 1997 and 1996                    8 - 9

                  Notes to Financial Statements                    10 - 12

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       13 - 17

Part II. Other Information                                         18

         Item 6.  Exhibits

                  (a)  Exhibits

                       27.   Financial Data Schedule

         Signature                                                      19

HOUSE OF FABRICS, INC.

BALANCE SHEETS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                             (Unaudited)
ASSETS                                                     October 31, 1997    January 31, 1997
Current Assets:
  Cash                                                           $  1,653           $    767
  Receivables, net                                                  2,337              3,164
  Merchandise Inventories, net                                    106,972            104,576
  Prepaid Expenses and Other Current Assets                         3,170              3,686
                                                                 --------           --------
Total Current Assets                                              114,132            112,193

Property
  Land                                                                794              1,011
  Buildings                                                         1,394              1,473
  Furniture & Fixtures                                             19,630             16,055
  Leasehold Improvements                                            6,113              5,677
                                                                 --------           --------
                                                                   27,931             24,216

  Less Accumulated Depreciation and Amortization                   (6,043)            (2,442)
                                                                 --------           --------
Property, net                                                      21,888             21,774

Other Assets                                                          588                675
Reorganization Value in Excess of Amounts Allocated
  to Net Assets, net                                                2,937              3,188
                                                                 --------           --------
                                                                 $139,545           $137,830
                                                                 ========           ========

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

(Dollars in Thousands)
_______________________________________________________________________________

                                                                            (Unaudited)
                                                                          October 31, 1997          January 31, 1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $ 22,185                    $ 18,250
  Accrued liabilities                                                         13,892                      12,505
  Bank loan                                                                   49,640                      42,621
  Current portion of long-term debt                                               28                          28
                                                                            --------                    --------
      Total Current Liabilities                                               85,745                      73,404

Deferred income taxes                                                            634                         634
Long-term liabilities                                                         22,502                      22,502
Long-term debt                                                                   551                         903

Stockholders' Equity:

  New Preferred stock,  $.01 par value
    authorized 1,000,000 shares; outstanding, none                                 -                           -

  New Common stock, $.01 par value; authorized 7,000,000 shares;
    issued and outstanding, 5,331,830 and 4,201,034 shares,
     respectively.                                                                53                          51
  Paid-in capital                                                             39,960                      39,411
  Retained earnings (deficit)                                                 (9,900)                        925
                                                                            --------                    --------
      Total Stockholders' Equity                                              30,113                      40,387
                                                                            --------                    --------
                                                                            $139,545                    $137,830
                                                                            ========                    ========

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF  OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)
(Unaudited)
-------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                         October 31, 1997             October 31, 1996
                                                                            Successor Co.              Successor Co.
Sales                                                                      $     61,495                $    69,953

Expenses:
  Cost of Sales                                                                  33,675                     40,200
  Selling, General and Administrative                                            26,643                     27,536
  Interest                                                                        1,634                      1,319
                                                                             ----------                 ----------
Total Expenses                                                                   61,952                     69,055
                                                                             ----------                 ----------
Income (Loss)Before Income Taxes                                                   (457)                       898

Income Taxes                                                                         24                        378
                                                                             ----------                 ----------
Net Income (Loss)                                                            $     (481)                $      520
                                                                             ==========                 ==========
Net Income (Loss) Per Share                                                  $    (0.09)                $     0.10
                                                                             ==========                 ==========
Weighted Average Number of
  Shares Outstanding                                                          5,331,843                  5,136,415
                                                                             ==========                 ==========

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)
(Unaudited)
-------------------------------------------------------------------------------

                                                                    Nine Months         Three Months       Six Months
                                                                      Ended               Ended              Ended
                                                                  October 31, 1997    October 31, 1996   July 31, 1996
                                                                    Successor Co.       Successor Co.    Predecessor Co.
Sales                                                               $  165,806           $   69,953         $ 111,355

Expenses:
  Cost of Sales                                                         93,311               40,200            62,000
  Selling, General and Administrative                                   78,896               27,536            53,952
  Interest                                                               4,352                1,319             4,911
                                                                    ----------           ----------         ---------
Total Expenses                                                         176,559               69,055           120,863
                                                                    ----------           ----------         ---------
Income (Loss) Before Income Taxes,
  Reorganization, and Extraordinary Item                               (10,753)                 898            (9,508)

Reorganization Items:
  Fresh-Start adjustments (a)                                                -                    -           26,370
  Reorganization Costs                                                       -                    -            1,440
                                                                    ----------           ----------         ---------
Income (Loss) Before Income Taxes
 and Extraordinary Item                                                (10,753)                 898          (37,318)

Income Taxes                                                                72                  378               48
                                                                    ----------           ----------         ---------
Income (Loss) Before Extraordinary Item                                (10,825)                 520          (37,366)

Extraordinary Item:
Gain on Forgiveness of Debt (a)                                              -                    -         (100,959)
                                                                    ----------           ----------         --------
Net Income (Loss)                                                   $  (10,825)          $      520         $ 63,593
                                                                    ==========           ==========         ========
Net Income (Loss) Per Share (b)                                     $    (2.05)          $     0.10              N/A
                                                                    ==========           ==========         ========
Weighted Average Number of
  Shares Outstanding (b)                                             5,287,355            5,136,415              N/A
                                                                    ==========           ==========         ========

(a) These adjustments are the result of the adoption of Fresh-Start Reporting upon the emergence from Chapter 11 proceedings. All assets and liabilities were restated and the accumulated deficit of $74,589,000 was eliminated.

(b) The net income per common share and the weighted average number of common shares for the Predecessor Company have not been presented because, due to the Reorganization and implementation of Fresh-Start Reporting, they are not comparable to the current period.

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                             Nine Months            Three Months         Six Months
                                                                Ended                  Ended                Ended
                                                           October 31, 1997       October 31, 1996      July 31, 1996
                                                             Successor Co.         Successor Co.        Predecessor Co.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                               $(10,825)            $    520              $  63,593
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used In) Operating
  Activities:
  Fresh-Start adjustments                                              -                    -                 26,370
  Extraordinary item - Gain on Forgiveness of Debt                     -                    -               (100,959)
  Depreciation and Amortization                                    3,907                1,131                  2,895
  Loss (Gain) on Disposal of Fixed Assets                            106                    -                 (3,191)

Changes in Assets and Liabilities:
  Receivables                                                        827               (1,342)                15,246
  Merchandise Inventories                                         (2,396)             (15,568)                12,287
  Prepaid Expenses and Other Assets                                  603                1,752                 (1,008)
  Accounts Payable and Accrued Liabilities                         5,282                7,206                 (4,719)
  Operating Payables subject to compromise under
   reorganization proceedings                                          -                    -                    843
  Refundable Income Taxes                                              -                  377                      -
  Long Term Liabilities                                                -                1,343                 21,513
                                                                --------             --------              ---------
    Total Adjustments                                              8,329               (5,101)               (30,723)
                                                                --------             --------              ---------
  Net Cash Provided by (Used In) Operating Activities             (2,496)              (4,581)                32,870
                                                                --------             --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                              (4,166)              (1,264)                (2,687)
Proceeds from Sale of Property                                       330                    -                  5,050
                                                                --------             --------              ---------

  Net Cash Provided by (Used In) Investing Activities             (3,836)              (1,264)                 2,363

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments Under Line of Credit Agreements, net                        -                    -                (45,945)
Borrowings Under Revolving Line, net                               7,019                6,988                      -
Settlement of Administrative and Priority Claims, net                  -               (3,968)                     -
Repayment of Long-Term Debt                                         (352)                   -                      -
Exercise of Series A Warrants                                        551                    -                      -
                                                                --------             --------              ---------
   Net Cash Provided by (Used in) Financing  Activities            7,218                3,020                (45,945)
                                                                --------             --------              ---------
NET INCREASE (DECREASE) IN CASH                                      886               (2,825)               (10,712)
CASH AT BEGINNING OF PERIOD                                          767                5,922                 16,634
                                                                --------             --------              ---------
CASH AT END OF PERIOD                                           $  1,653             $  3,097              $   5,922
                                                                ========             ========              =========

     See accompanying notes to financial statements.

HOUSE OF FABRICS,  INC.

(DOLLARS IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                         Nine Months         Three Months        Six Months
                                                            Ended               Ended               Ended
                                                       October 31, 1997     October 31, 1996    July 31, 1996
                                                         Successor Co.        Successor Co.     Predecessor Co.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                              $ 3,694               $ 1,241           $  4,933
Income Taxes Paid (Refunded)                               $    10               $(1,432)          $(21,285)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended October 31, 1996, loss on disposal of property charged to accrued reserves amounted to $5,222.

See accompanying notes to financial statements.

HOUSE OF FABRICS, INC.


NOTES TO FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------
NOTE 1:  REORGANIZATION AND BASIS OF REPORTING

House of Fabrics, Inc. (the "Company") is one of the largest home sewing/craft retailers in the United States, operating 262 stores in 27 states as of October 31, 1997. The Company's stores are located throughout the United States and operate under the names "House of Fabrics," "So-Fro Fabrics," "Fabricland" or "Fabric King." The Company operates most of its stores in leased premises principally in neighborhood shopping centers or stand-alone locations.

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

Under the Plan, the Company has issued approximately 5,332,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issuable upon resolution of claims. As of October 31 1997, 5,331,830 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and received the balance in installments. Holders of general unsecured claims that were not covered by insurance received a pro-rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997, out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

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

Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to August 1, 1996) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. The adjustment to eliminate the accumulated deficit totaled $74,589,000 of which $100,959,000 was forgiveness of debt reduced by $26,370,000 of Fresh-Start adjustments. The capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh-Start Reporting as of August 1, 1996. The results of operations and cash flows for the six months ended July 31, 1996 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and prior to the effects of Fresh-Start Reporting. The results of operations and cash flows for the three months ended October 31, 1996 and nine months ended October 31, 1997 are for operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net loss for the nine month period ended October 31, 1997 is not comparable with the prior period.

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

NOTE 2: NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of outstanding common and common equivalent shares, if dilutive, during the period. As of October 31, 1997, 5,331,830 shares were issued, including 188,079 shares issued upon exercise of Series A Warrants. Per share data for periods prior to August 1, 1996 have been omitted as these amounts do not reflect the current capital structure. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and nine month periods ended October 31, 1997, the amounts reported as net loss per common and common equivalent share are not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

NOTE 3: FINANCING

At July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which have been amended, including net worth, a fixed charge covenant which is computed quarterly, and others which are computed annually (operating leases, and capital expenditures). As of October 31, 1997, the Company had direct borrowings of $49,640,000 and letters of credit of $791,000 outstanding with additional credit available of approximately $10,669,000.

As of October 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

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

NOTE 4:  REORGANIZATION COSTS

Prior to emergence from bankruptcy, professional fees and expenditures directly related to the Chapter 11 filing were classified as reorganization costs and expensed as incurred. There were no reorganization costs for the nine months ended October 31, 1997, as the Company emerged from bankruptcy on August 1, 1996. Reorganization costs with respect to the six months ended July 31, 1996 consisted primarily of professional fees and lease termination expenses offset by the gain on the sale of the Sherman Oaks, California office building.

NOTE 5:  STOCK OPTIONS

During the nine months ended October 31, 1997, the Company granted 267,000 new stock options to newly employed officers. Also during the period 155,356 options were canceled. The new options have a term of ten years and vest 33 1/3% after 12 months, an additional 33 1/3% after 24 months, and the final 33 1/3% after 36 months. The exercise prices range from $3.625 to $3.6875 with various grant dates.

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

HOUSE OF FABRICS, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
_______________________________________________________________________________

The Company is one of the largest home sewing/craft retailers in the United States, operating 262 stores in 27 states as of October 31, 1997. The following discussion explains material changes in the results of operations for the second quarter of fiscal years 1998 and 1997 and significant developments affecting financial condition since the end of fiscal 1997.


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

Under the Plan, the Company has issued approximately 5,332,000 shares of newly reorganized House of Fabrics, Inc. common stock ("New Common Stock") including shares issued upon resolution of claims. As of October 31, 1997, 5,331,830 shares were issued, including 188,079 shares issued upon the exercise of Series A Warrants. The secured bank group received $76,500,000 (discounted based on debt outstanding as of May 1, 1996) plus approximately 257,000 shares (or 5%) of New Common Stock and an additional $1,157,000 to satisfy a requirement to bring the aggregate market value of the approximately 257,000 shares up to $2,000,000. Generally, defaults under other secured obligations were cured and the maturities reinstated or converted to longer term obligations at market rates of interest. Reclamation claims received 25% in cash shortly after the effective date of the Plan and received the balance in monthly installments. Holders of general unsecured claims that were not covered by insurance received a pro-rata distribution of approximately 4,776,000 shares (or 93%) of New Common Stock. Holders of existing House of Fabrics, Inc., common stock received a pro-rata distribution of approximately 103,000 shares (or 2%) of New Common Stock (subject to dilution) plus warrants to purchase additional shares of New Common Stock. A total of 188,079 Series A Warrants were exercised by the deadline of April 29, 1997 out of 257,381 issued. Each warrant exercised was converted to one share of New Common Stock for a price of $3.02 per share and entitles the holder to a Series B Warrant which may be exercised at a later date for a different price. Warrants not exercised have no further rights.

On July 31, 1996, and effective August 1, 1996, the Company restructured its corporate organization by merging Fabricland, Inc., So-Fro Fabrics, Inc., House of Fabrics of South Carolina, Inc., and Metrolina Express, Inc. into House of Fabrics, Inc..

STORE OPENINGS AND CLOSURES:

The Company opened 1 store during the nine month period for fiscal 1998 and none for fiscal 1997. No stores were closed during the nine month period ended October 31, 1997 compared to 2 stores which were closed for the period ended October 31, 1996.

RESULTS OF OPERATIONS
---------------------

                         THREE MONTHS ENDED
                         ------------------

Sales for the quarter ended October 31, 1997 decreased 12.1% to $61,495,000 from $69,953,000 for the comparable quarter. Of the $8,458,000 sales decrease, $1,648,000 was primarily due to the closing of underperforming stores. Store for store sales decreased by 10.0%. This decrease stems from the Company's move away from deep store-wide discounting towards selective category and item merchandising and value pricing as part of the realignment of its product mix.

Gross profit as a percentage of sales increased to 45.2% for the quarter ended October 31, 1997 from 42.5% for the quarter ended October 31, 1996. The increase is primarily due to less emphasis on storewide markdowns and more focus on selective promotion of certain product categories and clearance items.

Selling, general and administrative expenses as a percent of sales increased to 43.3% for the quarter ended October 31, 1997 from 39.4% for the quarter ended October 31, 1996. As a continuation of improved cost controls, including additional reductions in head count and other expenses, the Company achieved a decrease of $893,000 in expenses from the prior year, however, expenses as a percent of sales increased due to lower sales volume.

Interest expense for the quarter ended October 31, 1997 increased by $315,000 from $1,319,000 for the quarter ended October 31, 1996, to $1,634,000. The decrease in interest expense attributable to a lower average loan balance in fiscal 1998 as compared to fiscal 1997 was more than offset by the amortization of fees paid to CITBC related to prior amendments to the Financing Agreement.

The Company recorded a tax expense of $24,000 for the three months ended October 31, 1997 compared to $378,000 for the comparable period ended October 31, 1996. The tax expense for the current period was for minimum state income taxes, while the previous period tax expense is for federal and state income taxes on net income for the quarter ended October 31, 1996.

RESULTS OF OPERATIONS
---------------------

                         NINE MONTHS ENDED
                         -----------------

Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the nine months ended October 31, 1997.

Sales for the nine months ended October 31, 1997 decreased 8.6% to $165,806,000 for the Successor Company from $181,308,000 for the combined Successor (3 months) and Predecessor (6 months) Companies for the previous year. Of the $15,502,000 sales decrease, $3,717,000 was due primarily to the closing of underperforming stores. Store for store sales decreased by 6.6%. This decrease stems from the Company's move away from deep store-wide discounting with more focus towards category and item merchandising and value pricing.

Gross profit as a percentage of sales increased to 43.7% for the nine months ended October 31, 1997 from 43.6% for the comparable period ended October 31, 1996. The increase is primarily due to less store-wide discounting and more focus on merchandising in certain product categories and clearance items.

Selling, general and administrative expenses as a percent of sales increased to 47.6% for the nine months ended October 31, 1997 from 44.9% for the nine months ended October 31, 1996. The continuing effect of improved cost controls, including reduced head count and expense reductions, has achieved a decrease of $2,592,000 in expenses from the prior year, however, expenses as a percent of sales increased due to lower sales volume.

Interest expense for the nine months ended October 31, 1997 decreased by $1,878,000 from $6,230,000 for the nine months ended October 31, 1996, to $4,352,000, primarily as a result of a decrease in the Company's average loan balance and a decrease in the Company's average effective borrowing rate. This decrease was partially offset by fees paid to CITBC for amendments to the Financing Agreement during fiscal 1998.

There were no reorganization costs for the nine months ended October 31, 1997, as the Company had emerged from Chapter 11 bankruptcy protection effective August 1, 1996. While still in the bankruptcy process in the prior comparable period, there were reorganization costs of $1,440,000, which were primarily for professional fees and lease termination costs partially offset by the gain on the sale of the Sherman Oaks, California office building. In addition, for the six months ended July 31, 1996, there were adjustments due to Fresh-Start Reporting of $26,370,000 related to the emergence from Chapter 11 proceedings.

The Company recorded a tax expense of $72,000 for the nine months ended October 31, 1997 and $426,000 for the same period in 1996. The tax expense for the nine months ended October 31, 1997 was for minimum state income taxes while the tax expense for the same period ended October 31, 1996 is primarily for federal and state income taxes on net income for the quarter ended October 31, 1996.

An extraordinary item resulting in a gain of $100,959,000 was recognized for the nine months ended October 31, 1996. This was a gain due to the forgiveness of debt upon emergence from Chapter 11 proceedings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Upon emergence from Chapter 11 bankruptcy proceedings in August 1996, the DIP Financing Agreement with Bank of America was paid off (see following). In addition, new common stock was issued, pre-petition bank group debt was settled and settlement of all other pre-petition claims was commenced.

To replace the DIP Financing agreement and provide for longer term financing as of July 31, 1996, the Company entered into a Financing Agreement with CIT Group/Business Credit, Inc. ("CITBC"), to provide a $65,000,000 line of credit, as amended, having a term of 3 years, with automatic annual renewals unless 90 days written notice is provided prior to the anniversary date of the agreement. Cash borrowings bear interest at prime (based on the Chase Manhattan Bank Rate) plus 1% or Libor plus 3 1/4% and a commitment fee of .5% per annum on unused availability. Fees for letters of credit are generally 1 1/2% per annum based on the amount of letters of credit issued. The Financing Agreement provides for a combination of cash borrowings and the issuance of up to $20,000,000 in letters of credit. The Financing Agreement is collateralized by a first priority lien on generally all assets of the Company, as defined, excluding up to $10,000,000 for Point of Sale equipment which may be secured by the purchased Point of Sale equipment. Loan availability is determined by an advance rate on eligible inventory as defined. The Financing Agreement includes certain restrictive covenants, which have been amended, including maintenance of minimum net worth ($30 million), a fixed charge covenant which is computed quarterly, and others which are computed annually (operating leases and capital expenditures). As of October 31, 1997, the Company had direct borrowings of $49,640,000 and letters of credit of $791,000 outstanding with additional credit available of approximately $10,669,000.

As of October 31, 1997, the Company was in compliance with all terms of the amended Financing Agreement.

During the quarter, the Company retained the services of F.M. Roberts & Company, an investment banker, to advise it on financing alternatives and enhancing shareholder value.

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

One new store was opened during the nine months ended October 31, 1997 compared to none for the same period of 1996. Capital expenditures were $4,166,000 for the nine months ended October 31, 1997 compared to $3,951,000 for the prior comparable period and were primarily for POS systems in the stores and other MIS equipment.

The Company finances its operations from short-term borrowings and internally generated cash flow. The Company's primary capital requirements have been the financing of inventory and MIS systems.

The Company's working capital was approximately $28,387,000 as of October 31, 1997, and its current ratio was approximately 1.3 to 1.

Net cash used in operating activities was approximately $2,496,000 for the nine months ended October 31, 1997. The decrease in cash was primarily attributable to the operating loss and higher seasonal inventory levels partially offset by lower accounts payable and accrued liabilities.

Net cash provided by financing activities was approximately $7,218,000 for the nine months ended October 31, 1997. The increase in cash was primarily attributable to borrowings under the Company's Revolving Line.

The Company's liquidity requirements continue to be funded through its CITBC Financing Agreement. As discussed above, this Financing Agreement contains certain covenants, all of which have been met through the third quarter. Should the Company continue to incur net losses, it might have difficulty in satisfying these covenants in the future. The Company is considering the options of an equity infusion and/or renegotiating covenants with CITBC, which should mitigate this potential problem. On December 11, 1997, the Company entered into a Commitment Letter with Chiplease, Inc. which provides for Chiplease to make a $10 million investment in the Company through the purchase of common stock, preferred stock, and warrants. The closing of the transaction is subject to completion of due diligence, execution of a definitive agreement, and shareholder approval. However, there can be no assurance at this time that the Company will be successful in completing the Chiplease transaction or in re-negotiation its covenants.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and nine months ended October 31, 1997, the amount reported as net loss per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

Part II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


       27.  Financial Data Schedule


       (b) No reports on Form 8-K were filed during the quarter ended October 31, 1997.

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



                                         House of Fabrics, Inc.
                                         ----------------------
                                         Registrant



                                         /s/ John E. Labbett
                                         -------------------
Date:  December 12, 1997                 John E. Labbett
                                         Executive Vice President-Chief
                                         Financial Officer